Form 10-Q
period 1996-03-31
ZYTEC CORP /MN/
filed 1996-05-13
CIK 912092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.


                           Commission File No. 0-22428
                                ZYTEC CORPORATION
             (Exact name of registrant as specified in its charter)



MINNESOTA                                                             41-1465891
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


7575 MARKET PLACE DRIVE, EDEN PRAIRIE, MINNESOTA                           55344
(Address of principal executive offices)                              (Zip Code)


(612) 941-1100
Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 3, 1996, there were outstanding 4,461,793 shares of the registrant's common stock, no par value.




                                ZYTEC CORPORATION


                                      INDEX


                                                                       PAGE NO.


PART I.  FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

             Balance Sheets as of March 31, 1996 and
             December 31, 1995

             Statements of Operations for the three
             months ended March 31, 1996 and April  2, 1995

             Statements of Cash Flows for the three
             months ended March 31, 1996 and April 2, 1995

             Notes to Consolidated Financial Statements


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL
             CONDITION



PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



SIGNATURES



                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                ZYTEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         March 31,  December 31,
                                                           1996        1995
                                                         --------    --------
                                                        (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                           $      2    $      2
     Accounts receivable                                   34,092      26,648
     Inventories                                           31,185      24,201
     Deferred income taxes                                    959         932
     Other current assets                                   2,194       2,082
                                                         --------    --------
          Total current assets                             68,432      53,865

Property, plant and equipment, net                         16,772      11,823
Other assets                                                  808         679
                                                         --------    --------

     Total assets                                        $ 86,012    $ 66,367
                                                         ========    ========

Liabilities and Stockholders' Equity
  Current liabilities:
     Debt and capital lease obligations,
          current portion                                $ 20,874    $ 13,942
     Accounts payable                                      24,880      18,487
     Accrued expenses                                       8,205       6,979
                                                         --------    --------
          Total current liabilities                        53,959      39,408
Debt and capital lease obligations, less current portion    6,916       4,050
Deferred income taxes                                       1,012       1,001
Other liabilities                                             575         541
                                                         --------    --------
          Total liabilities                                62,462      45,000
                                                         --------    --------

Commitments and contingencies
Stockholders' equity:
     Common stock, no par value:
          25,000,000 shares authorized,
          4,405,578 and 4,343,653 shares
          outstanding at March 31, 1996 and
          December 31, 1995, respectively                  11,919      11,799
     Retained earnings                                     11,793       9,685
     Foreign currency translation adjustments                (162)       (117)
                                                         --------    --------

          Total stockholders' equity                       23,550      21,367
                                                         --------    --------

          Total liabilities and stockholders' equity     $ 86,012    $ 66,367
                                                         ========    ========

See accompanying notes to unaudited consolidated financial statements.



                              ZYTEC CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   MARCH 31,     APRIL 2,
                                                     1996          1995
Net sales                                         $   61,087    $   32,881
Cost of goods sold                                    53,141        29,233
                                                  ----------    ----------
  Gross profit                                         7,946         3,648
                                                  ----------    ----------
Other revenue                                            353           384
                                                  ----------    ----------
Operating expenses:
  Selling                                                844           755
  General and administrative                           1,616           850
  Research and development                             2,390         2,161
                                                  ----------    ----------
    Total operating expenses                           4,850         3,766
                                                  ----------    ----------
    Operating income                                   3,449           266
Other income (expense):
  Interest expense                                      (381)         (224)
  Other, net                                            (129)          149
                                                  ----------    ----------
    Income before income taxes                         2,939           191
Income taxes                                             831            71
                                                  ----------    ----------
Net income                                        $    2,108    $      120
                                                  ==========    ==========
Net income per share:
  Primary                                         $     0.44    $     0.03
                                                  ==========    ==========
  Fully diluted                                   $     0.43    $     0.03
                                                  ==========    ==========
Common and common equivalent shares
 outstanding:
  Primary                                          4,803,019     4,616,627
  Fully diluted                                    4,906,144     4,624,258

See accompanying notes to unaudited consolidated financial statements.


                              ZYTEC CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                                (IN THOUSANDS)

                                                       MARCH 31,     APRIL 2,
                                                         1996          1995
Cash flows from operating activities:
  Net income                                           $  2,108      $    120
  Adjustments to reconcile net income to
   net cash from operating activities:
    Depreciation and amortization                           817           610
    Changes in operating assets and liabilities          (8,691)        3,444
    Other                                                   (44)         (184)
                                                       --------      --------
      Net cash (used in) provided by operating
      activities                                         (5,810)        3,990
                                                       --------      --------
Cash flows from investing activities:
  Additions to property, plant and equipment             (1,343)         (614)
  Cash paid for Zytec Hungary Elektronikai Kft.            (839)
  Increase in other assets                                  (25)
                                                       --------      --------
      Net cash used in investing activities              (2,207)         (614)
                                                       --------      --------
Cash flows from financing activities:
  Payments of debt and capital lease obligations         (2,283)       (2,450)
  Proceeds from debt and capital lease obligations        1,931         2,152
  Proceeds from revolving credit agreement               55,509        23,657
  Payments on revolving credit agreement                (48,866)      (25,979)
  Sale of common stock for cash                             120             7
  Decrease in bank overdrafts                             1,534          (511)
                                                       --------      --------
      Net cash provided by (used in) financing
      activities                                          7,945        (3,124)
                                                       --------      --------
Effect of exchange rate changes on cash                      72          (252)
                                                       --------      --------
Change in cash and cash equivalents                    $     --      $     --
                                                       ========      ========

See accompanying notes to unaudited consolidated financial statements.


                              ZYTEC CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements as of March 31, 1996 and for the periods ended March 31, 1996 and April 2, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results for the indicated periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


2.       Selected Balance Sheet Data:


                                                                   (In Thousands)
                                                                March 31,  December 31,
                                                                  1996        1995
                                                                --------    --------
         Inventories
              Work in process and finished goods                $  8,728    $  7,392
              Parts and subassemblies                             22,457      16,809
                                                                --------    --------
                                                                $ 31,185    $ 24,201
                                                                ========    ========
         Property, plant and equipment:
              Land and land improvements                        $     76    $     76
              Building and building improvements                     649         637
              Equipment, furniture and leasehold improvements     19,279      18,493
              Equipment, furniture and leasehold improvements
                   under capital leases                            6,181       5,228
                                                                --------    --------
                                                                  26,185      24,434
         Less accumulated depreciation                           (12,769)    (12,176)
         Less accumulated amortization of equipment and
              leasehold improvements under capital leases         (2,084)     (1,970)
                                                                --------    --------
                                                                  11,332      10,288
         Construction in progress and deposits on equipment        5,440       1,535
                                                                --------    --------
                                                                $ 16,772    $ 11,823
                                                                ========    ========




         Accounts payable included bank overdrafts of $2,727,000 at March 31, 1996 and $1,148,000 at December 31, 1995.


3. SUPPLEMENTAL CASH FLOW DATA:

The following provides supplemental disclosures of cash flow activities for the three months ended March 31, 1996 and April 2, 1995, respectively:

                                                                     INCREASE (DECREASE)
                                                                       IN CASH AND CASH
                                                                         EQUIVALENTS
                                                                    MARCH 31,     APRIL 2,
                                                                      1996          1995
                                                                     -------       ------
                                                                        (IN THOUSANDS)
Changes in operating assets and liabilities:
  Accounts receivable                                                $(7,644)      $  387
  Inventories                                                         (7,137)         375
  Other current assets                                                  (162)         939
  Accounts payable                                                     4,977        1,952
  Accrued expenses                                                     1,275         (209)
                                                                     -------       ------
                                                                     $(8,691)      $3,444
                                                                     =======       ======
Noncash transactions:
  Property and equipment acquired through capital lease
   obligations                                                       $ 2,920       $  413
  Equipment acquired through issuance of debt                            781




4. INCOME TAXES:

The 1996 and 1995 consolidated effective tax rates differ from the federal statutory tax rate primarily due to state taxes offset by the utilization of the Austrian subsidiary's net operating loss carryforwards. See further explanation regarding the Company's effective tax rate for the first quarter of 1996 in Management's Discussion and Analysis of Financial Condition and Results of Operations.

5. EMPLOYEE BENEFIT PLANS:

In April 1996, the Company's Board of Directors established a noncontributory profit-sharing plan covering substantially all employees. The Company may make semiannual contributions to the plan based on profit performance in relation to goals to be established by the Board of Directors. The plan will become effective July 1, 1996.

In April 1996, the Company's Board of Directors established a stock purchase plan that will allow substantially all employees to purchase, through payroll deductions, newly issued shares of the Company's common stock. The plan will become effective July 1, 1996.

6. STOCK SPLIT:

In April 1996, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend to be distributed on June 3, 1996 to shareholders of record on May 20, 1996. The effect of this stock split has not been reflected in the consolidated financial statements. Consolidated financial statements issued after the ex-dividend date of May 20, 1996 will be restated to reflect the effects of the stock split for all periods presented. Pro forma net income per share to reflect the stock split for the three months ended March 31, 1996 and April 2, 1995 would have been $.21 and $.01, respectively.

7. DEBT ARRANGEMENTS:

In May 1996, the Company extended its revolving credit agreement with its bank through June 30, 1996. This agreement also extended the maximum amount of borrowings from $14,000,000 to $16,000,000. The Company is currently negotiating a new revolving credit facility which will contain provisions and restrictive covenants no less favorable to the Company than those contained in the existing revolving credit facility.


                              ZYTEC CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)

8. ACQUISITION:

In March 1996, the Company completed the acquisition of the outstanding stock of BHG Tatabanya Alkatrezsgyarto Kft. (now known as Zytec Hungary Elektronikai Kft.) located in Hungary. The $839,000 purchase price was paid in cash. This acquisition has been recorded using the purchase method of accounting. This acquisition is not significant to the Company's consolidated results of operations and financial position.





                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology. These statements by their nature involve substantial risks and uncertainties, and actual results and trends may differ materially depending on a variety of factors.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations for the periods indicated, expressed as a percent of net sales:

                                         THREE MONTHS ENDED
                                       APRIL 2,    MARCH 31,
                                         1995         1996
                                         -----       -----
Net sales                                100.0%      100.0%
Cost of goods sold                       (88.9)      (87.0)
                                         -----       -----
  Gross profit                            11.1        13.0
Other revenue                              1.2         0.5
Selling, general and
 administrative                           (4.9)       (4.0)
Research and development                  (6.6)       (3.9)
                                         -----       -----
  Operating income                         0.8         5.6
Other income (expense):
 Interest expense                         (0.7)       (0.6)
 Other, net                                0.5        (0.2)
                                         -----       -----
Income before income taxes                 0.6         4.8
Income taxes                              (0.2)       (1.3)
                                         -----       -----
Net income                                 0.4%        3.5%
                                         =====       =====


Net sales in the first quarter of 1996 were $61,087,000, an increase of 86 percent over net sales of $32,881,000 in the first quarter of 1995. This increase in net sales was due in part to a change in mix of products. Historically, the first quarter has represented seasonally low sales due to the purchasing patterns of a large customer. As sales of new products to a broader customer base have increased, sales to that customer have become a lower percentage of net sales, and were 10% of net sales in the first quarter of 1996 compared to 22% in the first quarter of 1995. Net sales also increased as component availability allowed delivery schedules to improve, enabling the Company to deliver products which had been in backlog from 1995. As a result of these factors, the Company expects that first quarter consolidated net sales will represent a larger percentage of annual net sales for 1996 than has historically been the case. Both USA and Austria power supply sales, as well as the Company's California service and logistics business, grew at approximately the same rate during the first quarter of 1996 compared to the first quarter of 1995.

Gross margin was 13.0 percent in the first quarter of 1996 and 11.1 percent in the first quarter of 1995. In USA power supply manufacturing operations, gross margin improved due to cost reductions associated with full volume production of several large programs. Manufacturing overhead costs fell relative to net sales because of greater leveraging of fixed costs from the high sales growth. Offsetting these improvements in gross margins of USA power supply operations were the startup costs of the new Colorado facility, which were charged to expense. Although there was no significant production activity at this new facility in the quarter, the facility was outfitted, equipment was purchased and staff was hired. The net effect was that USA gross margin improved only slightly from the first quarter 1995 to the first quarter 1996. Zytec Austria's gross margin improved as a result of the Austrian operation's ability to leverage fixed costs and labor costs.

Other revenue, which consists of customer payments to fund development of custom power supplies, was $353,000 in the first quarter of 1996, and $384,000 in the first quarter of 1995. Other revenue represented 14.8 percent and 17.8 percent of research and development expense in the first quarters of 1996 and 1995, respectively. The change in rate reflects the number and timing of development programs, and variations in levels of funding among programs.

Selling, general and administrative expenses were 4.0 percent of sales in the first quarter of 1996 compared with 4.9 percent in the first quarter of 1995. This reduction continues a trend of leveraging these costs with higher sales. The Company anticipates a smaller rate of improvement in subsequent quarters as the Company expends more to support its continued growth.

Research and development was $2,390,000 in the first quarter of 1996, an increase of 10.6 percent from $2,161,000 in the first quarter of 1995. This spending increase was due to an overall increase in the number of new programs.

Interest expense of $381,000 increased 70.1 percent in the first quarter of 1996 from $224,000 in the first quarter of 1995, which is in line with sales and working capital growth. Rates improved slightly as the Company switched from the prime rate to a LIBOR-based rate for its USA revolving credit facility.

Zytec's consolidated effective tax rate was 28.3% in the first quarter 1996. This is a result of a 40% effective tax rate for domestic operations offset by the use of net operating loss carryforwards against profits in Austria. However, the Company continues to maintain a valuation allowance for the entire tax benefit of remaining loss carryforwards in Austria due to uncertainty regarding whether future taxable income will be sufficient to realize these carryforwards before they expire in 1998 and 1999. The Austrian government has announced its intention to suspend the use of net operating loss carryforwards for two years in order to bring its deficit in line with European union guidelines. This intention has not been enacted into law and may be challenged legally even if passed into law by the government. Changes in tax laws may not be recognized for financial accounting and reporting purposes until the change is formally enacted into law. Therefore, if this law is passed in 1996, the effective tax rate will increase for 1996.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 1996, the Company's operating activities used cash of $5,810,000. Net income and depreciation and amortization provided cash of $2,925,000; however, changes in operating assets and liabilities used cash of $8,691,000.

Cash and cash equivalents were $2,000 at March 31, 1996 and at year-end 1995 and 1994, and were $4,271,000 at year-end 1993. When the Company is borrowing against its revolving credit facilities, as it was in 1994, 1995 and the first quarter of 1996, cash balances are near zero.

Working capital was $14,473,000 at March 31, 1996 and $14,457,000 at December 31, 1995. The growth in the first quarter of 1996 was slower than sales increases. The apparent slow growth of working capital in the first quarter of 1996 was due primarily to timing of receipts of materials, and the level of accounts payable that resulted from these receipts is normal for the Company's payment practices.

Accounts receivable increased $7,444,000 during the first quarter of 1996, resulting in an average days sales outstanding (DSO) of 50.9 in the first quarter of 1996, compared with 43.5 in all of 1995. The trend of increased DSO has been caused primarily by the reduction of a very large program which includes faster-than-average payment of receivables. As this program has become a relatively smaller part of sales, DSO has increased. As of March 31, 1996, fewer than 3.4 percent of accounts receivable were 60 days or more beyond terms, and the Company does not believe this increase in DSO poses an increased risk to collection of accounts receivable.

Inventory turnover averaged 6.8 times (annualized) in the first quarter of 1996 and 7.4 times in all of 1995. Zytec's decision to increase stocks of certain semiconductors and other components due to limited capacity in the industry to support the Company's growth rate has resulted in some reduction in inventory turnover during 1995. In addition, the inefficiencies caused by over-capacity operations and the shorter production runs caused by parts shortages have increased work-in-process inventory to levels above Zytec's historical expectations during 1995. While the addition of a new facility in Colorado will cause duplication of some inventory levels, it is expected that overall inventory turnover will improve as the Company works out of the capacity and component shortage it experienced in 1995 and early 1996.

Investing activities required cash of $2,207,000 in the first quarter of 1996. Capital expenditures, including new capital lease obligations and additional debt, were $5,044,000 in the first quarter of 1996. The expenditures were used to purchase surface mount technology, other automated insertion equipment and test equipment, computer equipment and expand physical capacity. The relatively heavy capital expenditures in the first quarter of 1996 were to equip the Broomfield, Colorado facility. In the first quarter of 1996, the Company entered into approximately $2,920,000 of capital lease obligations and an operating lease for production facilities in Colorado which will result in additional annual rent expense of approximately $329,000 for 10 years.

Cash provided by financing activities was $7,945,000 in the first quarter of 1996. This increase was primarily from increases in the revolving credit loans.

The Company has two bank lines of credit which are described in Note 4 of the Consolidated Financial Statements. The USA facility provides up to $16,000,000 in borrowings through April 1996 (extended to June 30, 1996). Credit availability under this facility is based on accounts receivable and inventories of the USA operations and is used primarily to finance working capital. The Company is presently negotiating a new revolving credit facility which will contain provisions and restrictive covenants no less favorable to the Company than those contained in the existing revolving credit facility. The Company's other line of credit is guaranteed by the Austrian National Bank and issued to finance Austrian export sales.


                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

       Exhibit
        Number                          Description

         10.1 First Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement between Firstar Bank of Minnesota, N.A., and the Company dated February 28, 1996. (Original agreement dated September 29, 1994, first amended June 30, 1995, second amended November 9, 1995, and third amended January 12, 1996.)

         10.2 Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement between Firstar Bank of Minnesota, N.A., and the Company dated April 4, 1996. (Original agreement dated September 29, 1994, first amended June 30, 1995, second amended November 9, 1995, and third amended January 12, 1996.)

         10.3 Third Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement between Firstar Bank of Minnesota, N.A., and the Company dated May 6, 1996. (Original agreement dated September 29, 1994, first amended June 30, 1995, second amended November 9, 1995, and third amended January 12, 1996.)

         11.1     Computation of Net Income Per Share

         (b)      Reports on Form 8-K:

                  The Company did not file any current reports on Form 8-K during the three months ended March 31, 1996.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZYTEC CORPORATION
                                         (Registrant)


May 13, 1996                              By:  /s/  John B. Rogers
                                              -------------------
                                              John B. Rogers
                                              Vice President Finance & Treasurer
                                              (Principal financial and principal
                                              accounting officer)