Form 10-Q
period 1996-06-30
ZYTEC CORP /MN/
filed 1996-08-09
CIK 912092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



              (Mark One)
                 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 2, 1996, there were outstanding 9,083,644 shares of the registrant's common stock, no par value.

                                ZYTEC CORPORATION


                                      INDEX

                                                                           PAGE
                                                                            NO.

PART I.  FINANCIAL INFORMATION

           ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS:

                         Balance Sheets as of June 30, 1996 and
                         December 31, 1995                                    3

                         Statements of Operations for the three
                         months and six months ended June 30, 1996
                         and July 2, 1995                                     4

                         Statements of Cash Flows for the six months
                         ended June 30, 1996 and July 2, 1995                 5

                         Notes to Consolidated Financial Statements          6-8


           ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF            9-12
                         RESULTS OF OPERATIONS AND FINANCIAL
                         CONDITION



PART II  OTHER INFORMATION

           ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY         13
                         HOLDERS

           ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                    14



SIGNATURES                                                                    15




                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                                ZYTEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          June 30,     December 31,
                                                           1996            1995
                                                         ----------     ----------
                                                        (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                           $        2     $        2
     Accounts receivable                                     29,381         26,648
     Inventories                                             30,043         24,201
     Other current assets                                     2,973          3,014
                                                         ----------     ----------
          Total current assets                               62,399         53,865

Property, plant and equipment, net                           18,826         11,823
Deferred income taxes                                         3,264           --
Other assets                                                    932            679
                                                         ----------     ----------

     Total assets                                        $   85,421     $   66,367
                                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Debt and capital lease obligations,
          current portion                                $   14,773     $   13,942
     Accounts payable                                        15,088         18,487
     Accrued expenses                                         7,820          6,979
                                                         ----------     ----------
          Total current liabilities                          37,681         39,408

Debt and capital lease obligations,
           less current portion                              17,461          4,050
Other liabilities                                             1,642          1,542
                                                         ----------     ----------
          Total liabilities                                  56,784         45,000
                                                         ----------     ----------

Commitments and contingencies
Stockholders' equity:
     Common stock, no par value:
          25,000,000 shares authorized,
          9,071,864 and 8,687,306 shares
          outstanding at June 30, 1996 and
          December 31, 1995, respectively                    12,233         11,799
     Retained earnings                                       16,682          9,685
     Foreign currency translation adjustments                  (278)          (117)
                                                         ----------     ----------

          Total stockholders' equity                         28,637         21,367
                                                         ----------     ----------

          Total liabilities and stockholders' equity     $   85,421     $   66,367
                                                         ==========     ==========


See accompanying notes to unaudited consolidated financial statements.



                                ZYTEC CORPORATION
                           CONSOLIDATED STATEMENTS OF
                      OPERATIONS (UNAUDITED) FOR THE THREE
                    MONTHS AND THE SIX MONTHS ENDED JUNE 30,
                              1996 AND JULY 2, 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Three Months                        Six Months
                                                                  Ended                              Ended
                                                                  -----                              -----
                                                       June 30,          July 2,           June 30,           July 2,
                                                         1996              1995              1996              1995
                                                     ------------      ------------      ------------      ------------
Net sales                                            $     60,709      $     40,544      $    121,796      $     73,425
Cost of goods sold                                         51,837            36,171           104,978            65,404
                                                     ------------      ------------      ------------      ------------
     Gross profit                                           8,872             4,373            16,818             8,021
                                                     ------------      ------------      ------------      ------------

Other revenue                                                 403               411               756               795
                                                     ------------      ------------      ------------      ------------

Operating expenses:
     Selling                                                  890               784             1,734             1,539
     General and administrative                             1,792             1,070             3,408             1,920
     Research and development                               2,495             2,157             4,885             4,318
                                                     ------------      ------------      ------------      ------------
          Total operating expenses                          5,177             4,011            10,027             7,777
                                                     ------------      ------------      ------------      ------------

          Operating income                                  4,098               773             7,547             1,039

Other income (expense):
     Interest expense                                        (571)             (223)             (952)             (447)
     Other, net                                              (281)               16              (410)              165
                                                     ------------      ------------      ------------      ------------

          Income before income taxes                        3,246               566             6,185               757

Income tax expense (benefit)                               (1,643)              211              (812)              282
                                                     ------------      ------------      ------------      ------------

Net income                                           $      4,889      $        355      $      6,997      $        475
                                                     ============      ============      ============      ============

Net  income per share:
     Primary                                         $       0.48      $       0.04      $       0.70      $       0.05
                                                     ============      ============      ============      ============
     Fully diluted                                   $       0.48      $       0.04      $       0.69      $       0.05
                                                     ============      ============      ============      ============

Common and common equivalent shares outstanding:
     Primary                                           10,243,785         9,258,528         9,998,888         9,254,364
                                                     ============      ============      ============      ============
     Fully diluted                                     10,280,725         9,258,528        10,204,246         9,254,364
                                                     ============      ============      ============      ============



See accompanying notes to unaudited consolidated financial statements.


                                ZYTEC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995
                                 (IN THOUSANDS)

                                                                            June 30,       July 2,
                                                                              1996          1995
                                                                           ---------      ---------
Cash flows from operating activities:
     Net income                                                            $   6,997      $     475
     Adjustments to reconcile net income to
          net cash from operating activities:
               Depreciation and amortization                                   1,794          1,304
               Changes in operating assets and liabilities                   (11,370)           517
               Deferred income taxes                                          (3,347)          (130)
               Other                                                             111             79
                                                                           ---------      ---------
                    Net cash (used in) provided by operating
                          activities                                          (5,815)         2,245
                                                                           ---------      ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                               (2,173)        (1,330)
     Cash paid for Zytec Hungary Elektronikai Kft                               (834)          --
     Increase in other assets                                                   (106)          (300)
                                                                           ---------      ---------
                   Net cash used in investing activities                      (3,113)        (1,630)
                                                                           ---------      ---------

Cash flows from financing activities:
     Payments of debt and capital lease obligations                           (4,339)        (4,675)
     Proceeds from debt and capital lease obligations                          4,122          3,718
     Payments on revolving credit agreement                                  (96,323)       (54,446)
     Proceeds from revolving credit agreement                                104,864         54,206
     Sale of common stock for cash                                               433             58
     Change in bank overdrafts                                                  (192)           794
     Other                                                                       204           --
                                                                           ---------      ---------
                    Net cash provided by (used in)
                          financing activities                                 8,769           (345)
                                                                           ---------      ---------

Effect of exchange rate changes on cash                                          159           (270)
                                                                           ---------      ---------

Change in cash and cash equivalents                                             --             --

Cash and cash equivalents, beginning of period                                     2              2
                                                                           ---------      ---------

Cash and cash equivalents, end of period                                   $       2      $       2
                                                                           =========      =========


See accompanying notes to unaudited consolidated financial statements



                                ZYTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation of Interim Consolidated Financial Statements:

     The consolidated financial statements as of June 30, 1996 and for the periods ended June 30, 1996 and July 2, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results for the indicated periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


2.   Selected Balance Sheet Data:

                                                                     (In thousands)
                                                                  June 30,     December 31,
                                                                    1996           1995
                                                                  --------      --------
                                                                (Unaudited)
      Inventories
           Work in process and finished goods                     $  6,559      $  7,392
           Parts and subassemblies                                  23,484        16,809
                                                                  --------      --------
                                                                  $ 30,043      $ 24,201
                                                                  ========      ========
      Property, plant and equipment:
           Land and land improvements                             $     76      $     76
           Building and building improvements                        1,703           637
           Equipment, furniture and leasehold improvements          19,861        18,493
           Equipment, furniture and leasehold improvements
                under capital leases                                10,828         5,228
                                                                  --------      --------

                                                                    32,468        24,434
           Less accumulated depreciation                           (13,463)      (12,176)
           Less accumulated amortization of equipment and
                leasehold improvements under capital leases         (2,248)       (1,970)
                                                                  --------      --------
                                                                    16,757        10,288
           Construction in progress and deposits on equipment        2,069         1,535
                                                                  --------      --------
                                                                  $ 18,826      $ 11,823
                                                                  ========      ========




     Accounts payable included bank overdrafts of $711,000 at June 30, 1996 and $1,148,000 at December 31, 1995.

3.   Supplemental Cash Flow Data:

     The following provides supplemental disclosures of cash flow activities for the six months ended June 30, 1996 and July 2, 1995, respectively:


                                                                        (In thousands)
                                                                      Increase (Decrease)
                                                                      -------------------
                                                                 In Cash and Cash Equivalents
                                                                 ----------------------------
                                                                    June 30,       July 2,
                                                                      1996          1995
                                                                    --------      --------
      Changes in operating assets and liabilities:
           Accounts receivable                                      $ (3,158)     $ (4,921)
           Inventories                                                (6,153)       (1,785)
           Other current assets                                          (17)          832
           Accounts payable                                           (2,999)        6,007
           Accrued expenses                                              957           384
                                                                    --------      --------
                                                                    $(11,370)     $    517
                                                                    ========      ========


      Significant noncash investing and financing transactions:
           Property and equipment acquired
                through capital lease obligations                   $  4,911         1,168
           Equipment acquired through issuance of debt              $  1,425



4.   Income Taxes:

     In May 1996, the Austrian government changed the treatment of net operating loss (NOL) carryforwards by (a) suspending the use of NOLs during the years 1996 and 1997 retroactively to January 1, 1996 and (b) removing the time limitations on the use of the NOLs. In light of this new statute, and based on its current assessment of the financial results of its Austrian operations, the Company concluded that it should recognize the deferred income tax benefit related to the Austrian NOL carryforwards in the second quarter of 1996. This resulted in a $2,626,000 net reduction of income taxes in the second quarter, comprised of a tax benefit of $3,175,000 relating to recognition of the deferred tax benefit offset by $549,000 in income tax expense resulting from the retroactive application of this tax law change to first and second quarter Austrian operations.

     If tax expense (benefit) in the second quarter of 1996 is adjusted by removing the benefit from recognition of NOLs and by removing tax expense on first quarter earnings, the consolidated effective tax rate was 37.9 percent. This rate differs from the federal statutory tax rate primarily due to state taxes. The Company expects that its effective income tax rate, after consideration of the issue discussed above, will be approximately 38 percent for the foreseeable future.


5.   Employee Benefit Plans:

     In April 1996, the Company's Board of Directors established a noncontributory profit-sharing plan covering substantially all employees. The Company may make semiannual contributions to the plan based on profit performance in relation to goals to be established by the Board of Directors. The plan was effective July 1, 1996.

     In April 1996, the Company's Board of Directors also established a stock purchase plan that will allow substantially all employees to purchase, through payroll deductions, newly issued shares of the Company's common stock. The plan was effective July 1, 1996.


6.   Stockholders' Equity:

     In April 1996, the Company's Board of Directors authorized a two-for-one stock split in the form of a 100 percent stock dividend distributed on June 3, 1996 to shareholders of record on May 20, 1996. All per share and number of share data have been retroactively restated to reflect the stock split.

     In April 1996, the Company's shareholders approved the 1996 Employee Incentive Stock Option Plan (the 1996 Plan). Under the 1996 Plan, an aggregate of 2,000,000 shares of common stock was reserved for the granting of options to employees. Options can be granted under the 1996 Plan until February 2006.


7.   Debt Arrangements:

     In May 1996, the Company entered into a revolving credit facility with a new bank. The agreement provides up to $23 million in borrowings through May 1999. Credit availability under this facility is subject to a defined borrowing base that is based on certain percentages of accounts receivable, inventories and plant and equipment. At the Company's option, advances from the revolving credit agreement may be made at either a floating rate which is approximately equal to the bank's prime rate or at a LIBOR rate which is based on the British Bankers' Association LIBOR setting rate. The Company must pay a fee of .25% on the unused portion of the revolving credit balance. The agreement requires the Company to maintain certain leverage, interest coverage, current and funded debt ratios.


                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

The second quarter of 1996 was a continuation of a period of sustained growth for Zytec. As a result of this period of growth, the Company began expansion of its main production facility in Redwood Falls, Minnesota in the third quarter of 1995 and leased a production facility in Broomfield, Colorado in January 1996. In the second quarter of 1996, the new construction at the Redwood Falls plant was completed and operations that had been carried out in peripheral buildings began to move into the main factory. At the beginning of April 1996, the Broomfield facility produced its first power supply units; by the end of the quarter, the facility was operating at its planned capacity rate for 1996.

RESULTS OF OPERATIONS

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations for the three month and six month periods ended June 30, 1996 and July 2, 1995, expressed as a percentage of net sales:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                              ------------------      ----------------
                                              JUNE 30,    JULY 2,    JUNE 30,    JULY 2,
                                               1996        1995        1996        1995
                                              -----       -----       -----       -----
      Net sales                               100.0%      100.0%      100.0%      100.0%
      Cost of goods sold                      (85.4)      (89.2)      (86.2)      (89.1)
                                              -----       -----       -----       -----
               Gross profit                    14.6        10.8        13.8        10.9
      Other revenue                             0.7         1.0         0.6         1.1
      Selling, general and administrative      (4.4)       (4.6)       (4.2)       (4.7)
      Research and development                 (4.1)       (5.3)       (4.0)       (5.9)
                                              -----       -----       -----       -----
               Operating income                 6.8         1.9         6.2         1.4
      Other income (expense):
           Interest expense                    (0.9)       (0.5)       (0.8)       (0.6)
           Other, net                          (0.5)        0.0        (0.3)        0.2
                                              -----       -----       -----       -----
               Income before income taxes       5.4         1.4         5.1         1.0
      Income tax (expense) benefit              2.7        (0.5)        0.6        (0.4)
                                              -----       -----       -----       -----
               Net income                       8.1 %       0.9 %       5.7 %       0.6 %
                                              =====       =====       =====       =====


NET SALES

Net sales increased 49.7 percent to $60,709,000 in the second quarter of 1996 from $40,544,000 in the second quarter of 1995. In the first half, sales increased 65.9 percent to $121,796,000 from $73,425,000 in 1995. The increase in net sales in the second quarter was due to generally increased demands for existing products, introduction of new products, and the return of an adequate supply of power semiconductors which began to occur in the first quarter of 1996. During the second quarter of 1995, the Company's suppliers of power semiconductors reduced deliveries. This action reduced sales substantially within that quarter by delaying the Company's ability to ship existing orders. In addition to the factors above, the Company believes that the first quarter has become less seasonal. Historically, the first quarter has represented seasonally low net sales due to the purchasing patterns of one large customer. As sales of new products to a broader customer base have increased, sales to that customer have declined to 10 percent of net sales in the first quarter of 1996 from 23 percent in the first quarter of 1995. Net sales for the California service and logistics business increased 100.2 percent during the first half of 1996.

GROSS MARGIN

Gross margin was 14.6 percent in the second quarter of 1996, up 3.8 percentage points from 10.8 percent in the second quarter of 1995. In the first half of 1996, gross margin was 13.8 percent, up 2.9 percentage points from 10.9 percent in the first half of 1995. Gross margin on USA power supply manufacturing operations improved due to efficiencies being realized from balancing manufacturing capacity usage which led to lower labor and overhead costs, a reduction in material content due to change in product mix and cost reduction in certain products. In the first half, USA power supply operations absorbed the costs of startup of the Colorado facility, which offset some of the mentioned improvements. Austria's gross margin also improved, despite slightly higher material cost rates due to product mix. The increase was accomplished primarily because the Austria operation was able to increase manufacturing costs much more slowly than sales and thus was able to leverage its fixed costs.

OTHER REVENUE

Other revenue, which consists of customer payments to fund development of custom power supplies, decreased slightly to $403,000 in the second quarter of 1996 from $411,000 in the second quarter of 1995. In the first half, funding decreased to $756,000 in 1996 from $795,000 in 1995. Other revenue has been, and will continue to be, affected by the number and timing of development programs, as well as by variations in levels of funding among programs.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased 44.7 percent to $2,682,000 in the second quarter of 1996 from $1,854,000 in the second quarter of 1995. In the first half, SG&A increased 48.7 percent to $5,142,000 from $3,459,000 in the first half of 1995. The increases came in the USA with Austria holding fairly constant in these categories. In the USA, the Company established a separate administrative function in its California operation at the beginning of 1996, including new accounting and computer support functions, as well as additions to human resources and material management. Costs associated with these changes, which were necessary to maintain the California operation's rapid growth rate, explain most of the increase in SG&A. Consolidated SG&A expenses were 4.4 percent and 4.6 percent of sales, respectively, in the second quarter of 1996 and 1995, and 4.2 percent and 4.7 percent of sales, respectively, in the first half of 1996 and 1995.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses increased 15.7 percent to $2,495,000 in the second quarter of 1996 from $2,157,000 in the second quarter of 1995. In the first half, expenses increased 13.1 percent to $4,885,000 in 1996 from $4,318,000 in 1995. This increase represented a similar number of programs active in both years, but the spending level of R&D typically varies based on the stage of completion of programs. Since 1995, the Company has increased spending on two research programs, but has reduced the average time to completion (and thus, cost) of custom designs, which has allowed R&D expenses to grow more slowly than revenue.


INTEREST EXPENSE

Interest expense increased to $571,000 in the second quarter of 1996 from $223,000 in the second quarter of 1995, as the Company increased borrowing to support sales and working capital growth, the Austrian facility purchased capital equipment and the Company's former supplier in Tatabanya, Hungary, and USA manufacturing facilities were expanded. Interest rates improved slightly in the first half of 1996 as a result of lower prime rates in 1996 as compared to 1995 and also due to the Company utilizing the lower LIBOR-based rate in the first quarter for its USA revolving credit facility.



INCOME TAXES

Second quarter income taxes reflected the recognition of the income tax benefit related to the net operating loss (NOL) carryforwards in the Austrian operations. In May 1996, the Austrian government changed the treatment of NOL carryforwards by (1) suspending the use of NOL carryforwards during the years 1996 and 1997 (retroactive to January 1, 1996) and (2) removing the time limitations on the use of the NOLs. In light of this new statute, and based on its current assessment of the strong financial results of its Austrian operations, the Company concluded that it should recognize the deferred income tax benefit related to the Austrian NOL carryforwards. This change reduced taxes in the second quarter. The Company recognized a tax reduction of $2,626,000 in the second quarter, which was comprised of a tax benefit of $3,175,000 relating to the recognition of the deferred tax benefit offset by $549,000 in income tax expense resulting from the retroactive application of this tax law change to the first and second quarter Austrian operations. Because the Austrian NOL carryforwards has been recorded, the Company expects that its consolidated effective tax rate will increase to and stabilize at statutory levels of approximately 38 percent based on Austria's 34 percent tax rate and USA's 40 percent tax.

LIQUIDITY AND CAPITAL RESOURCES

In the first half of 1996, the Company's operating activities used cash of $5,815,000. Net income and depreciation and amortization provided cash of $8,791,000; however, changes in operating assets and liabilities used cash of $11,370,000, and the benefit for deferred income taxes, which includes the Company's recognition of the Austrian net operating loss carryforwards, resulted in a non-cash adjustment of $3,347,000. For the comparable period in 1995, operating activities provided $2,245,000, which was comprised of $475,000 of net income, a $1,304,000 non-cash adjustment for depreciation and amortization and a reduction in operating assets and liabilities which provided cash of $517,000.

Cash and cash equivalents were $2,000 as of June 30, 1996. When the Company is borrowing against its revolving credit facilities, as it was during these periods, cash balances are minimal.

Working capital was $24,718,000 at June 30, 1996 and $14,457,000 at December 31, 1995, an increase of 71 percent. This was caused primarily by the reclassification of $10,000,000 debt from short term at December 31, 1995 to long term at June 30, 1996 as a result of a new credit facility.

Accounts receivable increased $3,158,000 during the first half of 1996, which was in line with sales overall, and resulted in average days sales outstanding of 50.9 days in the first quarter of 1996 and 44.2 days in the second quarter of 1996. The overall improvement in the second quarter was caused primarily by process improvements with a major customer that have accelerated collections.

Inventory turnover averaged 6.8 times in the first quarter of 1996 and 6.9 times in the second quarter of 1996. Although high by industry standards, these turnovers are relatively low compared with the Company's history. This is due in part to the Company's decision to increase inventories of certain semiconductors due to limited industry capacity in 1995 and due in part to the transition from one factory to two factories. The Company expects that inventory turnover will continue to improve as the Company works out of its semiconductor inventories and the Colorado facility approaches its planned operating rate.

Investing activities required cash of $3,113,000 in the first half of 1996, compared with $1,630,000 in the first half of 1995. Capital expenditures, including new capital lease obligations and additional debt, were $8,509,000 in the first half of 1996 compared with $2,498,000 in first half of 1995. These expenditures were used in 1996 to provide the new facility in Colorado with surface mount technology, automated insertion equipment, test equipment, soldering equipment and other assembly equipment, as well as to provide normal replacement and improvement to equipment in Redwood Falls, Minnesota and Austria. In addition, a new facility was opened in Lincoln, California to expand capacity of the California operation, and this facility required material handling and other support equipment.

Cash provided by financing activities was $8,769,000 for the first half of 1996. During the second quarter, a credit facility was entered into in the USA which provides up to $23,000,000 in borrowings through August, 1996 and $13,000,000 thereafter until it expires in May 1999. This credit facility is unsecured. This new financing agreement resulted in a reclassification of debt on the balance sheet with $10,000,000 moving from short-term to long-term.

During the quarter, the Company began a process to sell 2,000,000 shares of the Company's common stock in order to raise new equity funding. Subsequent to the end of the quarter, the Company delayed this offering because of unfavorable market conditions. At the same time, the Company requested its bank to continue the new credit facility at its $23,000,000 limit and the bank agreed to do so. Based on the availability of the credit line, the Company believes this financing is adequate to meet the Company's needs in 1996 and 1997.


                          PART II -- OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 29, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

                  Nominee                     In Favor         Withheld
                  -------                     --------         --------
                   Ronald D. Schmidt         4,089,745          13,650
                   John M. Steel             4,086,745          16,650
                   Josef J. Matz             4,070,705          32,690
                   Sherman Winthrop          4,086,745          16,650
                   Lawrence J. Matthews      4,089,745          13,650
                   Gary C. Flack             4,086,474          16,921
                   Dr. Fred C. Lee           4,089,745          13,650
                   John V. Titsworth         4,073,705          29,690
                   James S. Womack           4,089,745          13,650

Ratification of the selection of Coopers & Lybrand L.L.P. as independent accountants to audit the consolidated financial statements of Zytec Corporation for the year ending December 31, 1996. The votes of the stockholders on this proposal were as follows:

                   In Favor         Opposed     Abstained     Broker Non-Vote
                  4,055,412          32,950       15,033            -0-

Approval of the Zytec Corporation 1996 Employee Incentive Stock Option Plan:

                  In Favor          Opposed    Abstained      Broker Non-Vote
                  3,025,397         252,280      30,391          795,327


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           Exhibit
                           Number   Description

                           10.1 First Amendment to Credit Agreement between Zytec Corporation, the Lenders named therein, and Harris Trust and Savings Bank, Individually and as Agent dated July 18, 1996. (Original agreement dated May 30, 1996.)

                           10.2 Second Amendment to Credit Agreement between Zytec Corporation, the Lenders named therein, and Harris Trust and Savings Bank, Individually and as Agent dated August 8, 1996. (Original agreement dated May 30, 1996.)

                           11.1             Computation of Net Income Per Share

                           27.1             Financial Data Schedule


                  (b)      Reports on Form 8-K:

                           The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ZYTEC CORPORATION
                                (Registrant)


Date:    August 8, 1996         By: /s/ John B Rogers
                                ----------------------------------------
                                John B. Rogers
                                Vice President Finance & Treasurer
                                (Principal financial and principal
                                 accounting officer)