Form 10-Q
period 1996-09-29
ZYTEC CORP /MN/
filed 1996-11-12
CIK 912092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



      (Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period September 29, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 1, 1996, there were outstanding 9,155,823 shares of the registrant's common stock, no par value.



                                ZYTEC CORPORATION


                                      INDEX

                                                                                        Page No.
                                                                                        --------

PART I.           FINANCIAL INFORMATION

                      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                                    Balance Sheets as of September 29, 1996 and
                                    December 31, 1995                                      3

                                    Statements of Operations for the three
                                    months and nine months ended September 29,
                                    1996 and October 1, 1995                               4

                                    Statements of Cash Flows for the nine months
                                    ended September 29, 1996 and October 1, 1995           5

                                    Notes to Consolidated Financial Statements            6-8


                      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                   9-11
                                    RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION



  PART II.            OTHER INFORMATION


                      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           12



   SIGNATURES                                                                             13





                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                ZYTEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         September 29,   December 31,
                                                                              1996          1995
                                                                         -------------   ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                              $      2       $      2
     Accounts receivable                                                      29,399         26,648
     Inventories                                                              23,987         24,201
     Other current assets                                                      3,082          3,014
                                                                            --------       --------
          Total current assets                                                56,470         53,865

Property, plant and equipment, net                                            18,476         11,823
Deferred income taxes                                                          3,263
Other assets                                                                   1,106            679
                                                                            --------       --------

     Total assets                                                           $ 79,315       $ 66,367
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Debt and capital lease obligations,
          current portion                                                   $  8,668       $ 13,942
     Accounts payable                                                         11,219         18,487
     Accrued expenses                                                          7,961          6,979
                                                                            --------       --------
          Total current liabilities                                           27,848         39,408

Debt and capital lease obligations,
           less current portion                                               19,284          4,050
Other liabilities                                                              1,686          1,542
                                                                            --------       --------
          Total liabilities                                                   48,818         45,000
                                                                            --------       --------

Commitments and contingencies

Stockholders' equity:
     Common stock, no par value:
          25,000,000 shares authorized,
          9,145,223 and 8,687,306 shares
          outstanding at September 29, 1996 and
          December 31, 1995, respectively                                     12,335         11,799
     Retained earnings                                                        18,456          9,685
     Foreign currency translation adjustments                                   (294)          (117)
                                                                            --------       --------

          Total stockholders' equity                                          30,497         21,367
                                                                            --------       --------

          Total liabilities and stockholders' equity                        $ 79,315       $ 66,367
                                                                            ========       ========



See accompanying notes to unaudited consolidated financial statements





                                ZYTEC CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS AND THE NINE MONTHS ENDED
                     SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             Three Months Ended                  Nine Months Ended
                                                             ------------------                  -----------------
                                                      September 29,       October 1,       September 29,         October 1,
                                                          1996                1995              1996               1995
                                                      ------------       ------------       ------------       ------------
Net sales                                             $     53,693       $     44,589       $    175,489       $    118,014
Cost of goods sold                                          46,098             38,726            151,076            104,130
                                                      ------------       ------------       ------------       ------------
     Gross profit                                            7,595              5,863             24,413             13,884
                                                      ------------       ------------       ------------       ------------

Other revenue                                                  319                399              1,075              1,194
                                                      ------------       ------------       ------------       ------------

Operating expenses:
     Selling                                                   801                748              2,535              2,287
     General and administrative                              1,755                992              5,163              2,912
     Research and development                                2,145              2,063              7,030              6,381
                                                      ------------       ------------       ------------       ------------
          Total operating expenses                           4,701              3,803             14,728             11,580
                                                      ------------       ------------       ------------       ------------

          Operating income                                   3,213              2,459             10,760              3,498

Other income (expense):
     Interest expense                                         (504)              (300)            (1,456)              (747)
     Other, net                                                201                162               (209)               327
                                                      ------------       ------------       ------------       ------------

          Income before income taxes                         2,910              2,321              9,095              3,078

Income tax expense                                           1,136                873                324              1,155
                                                      ------------       ------------       ------------       ------------

Net income                                            $      1,774       $      1,448       $      8,771              1,923
                                                      ============       ============       ============       ============

Net income per share:
     Primary                                          $       0.18       $       0.16       $       0.87       $       0.21
                                                      ============       ============       ============       ============
     Fully diluted                                    $       0.18       $       0.16       $       0.87       $       0.21
                                                      ============       ============       ============       ============

Common and common equivalent shares
   outstanding:
     Primary                                            10,073,468          9,286,742         10,025,901          9,273,946
                                                      ============       ============       ============       ============
     Fully diluted                                      10,109,944          9,303,444         10,076,975          9,303,558
                                                      ============       ============       ============       ============


See accompanying notes to unaudited consolidated financial statements.



                                ZYTEC CORPORATION
                             CONSOLIDATED STATEMENTS
                          OF CASH FLOWS (UNAUDITED) FOR
          THE NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                                 (IN THOUSANDS)




                                                                  September 29,    October 1,
                                                                      1996           1995
                                                                   ---------       ---------
Cash flows from operating activities:
     Net income                                                    $   8,771       $   1,923
     Adjustments to reconcile net income to
          net cash from operating activities:
               Depreciation and amortization                           2,937           1,960
               Changes in operating assets and liabilities            (8,667)         (4,104)
               Deferred income taxes                                  (3,312)             (8)
               Other                                                     113              72
                                                                   ---------       ---------
                    Net cash used in operating activities               (158)           (157)
                                                                   ---------       ---------
Cash flows from investing activities:
     Additions to property, plant and equipment                       (2,606)         (1,751)
     Cash paid for Zytec Hungary Elektronikai Kft.                      (834)
     Increase in other assets                                           (163)           (300)
                                                                   ---------       ---------
                   Net cash used in investing activities              (3,603)         (2,051)
                                                                   ---------       ---------


Cash flows from financing activities:
     Payments of debt and capital lease obligations                   (7,241)         (7,103)
     Proceeds from debt and capital lease obligations                  6,775           5,023
     Payments on revolving credit agreement                         (124,794)        (91,322)
     Proceeds from revolving credit agreement                        128,887          94,829
     Sale of common stock for cash                                       525              97
     Change in bank overdrafts                                          (717)            878
     Other                                                               204            --
                                                                   ---------       ---------
                    Net cash provided by financing activities          3,639           2,402
                                                                   ---------       ---------

Effect of exchange rate changes on cash                                  122            (194)
                                                                   ---------       ---------

Change in cash and cash equivalents                                     --              --

Cash and cash equivalents, beginning of period                             2               2
                                                                   ---------       ---------

Cash and cash equivalents, end of period                           $       2       $       2
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




                                ZYTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation of Interim Consolidated Financial Statements:

     The consolidated financial statements as of September 29, 1996 and for the periods ended September 29, 1996 and October 1, 1995, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results for the indicated periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


2.   Selected Balance Sheet Data:

                                                                                  (In thousands)
                                                                        September 29,          December 31,
                                                                             1996                  1995
                                                                       -------------         --------------
                                                                         (Unaudited)
       Inventories
            Work in process and finished goods                             $  5,677              $  7,392
            Parts and subassemblies                                          18,310                16,809
                                                                           --------              --------
                                                                           $ 23,987              $ 24,201
                                                                           ========              ========
       Property, plant and equipment:
            Land and land improvements                                     $     76              $     76
            Building and building improvements                                1,828                   637
            Equipment, furniture and leasehold improvements                  21,944                18,493
            Equipment, furniture and leasehold improvements
                 under capital leases                                        10,476                 5,228
                                                                           --------              --------
                                                                             34,324                24,434
            Less accumulated depreciation                                   (14,514)              (12,176)
            Less accumulated amortization of equipment and
                 leasehold improvements under capital leases                 (2,323)               (1,970)
                                                                           --------              --------
                                                                             17,487                10,288
            Construction in progress and deposits on equipment                  989                 1,535
                                                                           --------              --------
                                                                           $ 18,476              $ 11,823
                                                                           ========              ========




         Accounts payable included bank overdrafts of $532,000 at September 29, 1996 and $1,148,000 at December 31, 1995.

3.   Supplemental Cash Flow Data:

     The following provides supplemental disclosures of cash flow activities for the nine months ended September 29, 1996 and October 1, 1995, respectively:


                                                                                     (In thousands)
                                                                                  Increase (Decrease)
                                                                              In Cash and Cash Equivalents
                                                                          September 29,          October 1,
                                                                              1996                 1995
                                                                             -------              -------
       Changes in operating assets and liabilities:
            Accounts receivable                                              $(3,178)             $(7,353)
            Inventories                                                          (86)              (4,399)
            Other current assets                                                (149)                 458
            Accounts payable                                                  (6,358)               6,450
            Accrued expenses                                                   1,104                  740
                                                                             -------              -------
                                                                             $(8,667)             $(4,104)
                                                                             =======              =======

       Significant noncash investing and financing transactions:
            Property and equipment acquired
                 through capital lease obligations                           $ 5,342              $ 1,878
            Equipment acquired through issuance of debt                        1,425                  371


4.   Income Taxes:

     The effective tax rate for the third quarter of 1996 differs from the federal statutory tax rate primarily due to state taxes. The 1995 third quarter and 1995 year-to-date effective tax rates differ from the statutory rate primarily due to state taxes and the utilization of the Austrian subsidiary's net operating loss (NOL) carryforwards. The 1996 year-to-date effective tax rate differs from the statutory rate primarily due to state taxes and to the recognition of the deferred income tax benefit of the Austrian NOL carryforwards in the second quarter of 1996.

     In May 1996, the Austrian government changed the treatment of NOL carryforwards by (a) suspending the use of NOLs during the years 1996 and 1997 retroactively to January 1, 1996 and (b) removing the time limitations on the use of the NOLs. In light of this new statute, and based on its assessment of the financial results of its Austrian operations, the Company recognized the deferred income tax benefit related to the Austrian NOL carryforwards in the second quarter of 1996. This resulted in a $2,626,000 net reduction of income taxes in the second quarter, comprised of a tax benefit of $3,175,000 relating to recognition of the deferred tax benefit offset by $549,000 in income tax expense resulting from the retroactive application of this tax law change to first and second quarter Austrian operations.


5.   Employee Benefit Plans:

     In April 1996, the Company's Board of Directors established a noncontributory profit-sharing plan covering substantially all employees. The Company may make semiannual contributions to the plan based on profit performance in relation to goals to be established by the Board of Directors. The plan was effective July 1, 1996.

     In October 1996, the Company's shareholders approved a stock purchase plan that will allow substantially all employees to purchase, through payroll deductions, newly issued shares of the Company's common stock. The plan was effective October 10, 1996.


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


7.   Debt Arrangements:

     In May 1996, the Company entered into a revolving credit facility with a new bank. The agreement provides up to $23 million in borrowings through May 1999. Credit availability under this facility is subject to a defined borrowing base that is based on certain percentages of accounts receivable, inventories and plant and equipment. At the Company's option, advances from the revolving credit agreement may be made at either a floating rate which is approximately equal to the bank's prime rate or at a LIBOR rate which is based on the British Bankers' Association LIBOR setting rate. The Company must pay a fee of 0.25% on the unused portion of the revolving credit balance. The agreement requires the Company to maintain certain leverage, interest coverage, current and funded debt ratios.

     In September 1996, Zytec GmbH entered into a loan agreement which provides borrowings up to $1,304,000. As of September 29, 1996, $817,000 has been borrowed under the agreement. Interest is payable at a rate of 5.25% on 80% of the outstanding balance on the loan and at a floating rate based on market rates for the remainder of the loan. Payments will be made semi-annually from June 30, 1998 through December 31, 2002. The loan is guaranteed by the Austrian government. As part of the agreement, the Company is obligated to make capital contributions to Zytec GmbH up to a maximum of $2,794,000, if Zytec GmbH's cumulative cash flow, as defined in the loan agreement, becomes negative.



                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

In the third quarter of 1996, the Company's rapid growth experienced earlier in 1996 moderated. Quarterly net sales increased 20 percent, and quarterly net income increased 23 percent. Year to date sales increased 49 percent from 1995, and net income increased 220 percent, excluding a one-time tax benefit in the second quarter. In power conversion operations, US sales from the Minnesota and Colorado facilities grew slightly more slowly than sales of the Austrian facility. The service and logistics business in California continued to grow very rapidly, nearly doubling from 1995. For the Redwood Falls power conversion facility, this was a quarter of organization and improvements in operating efficiency as the move of operations into the Redwood Falls expansion was completed. In California, preparation continued for our move to a third building at the Lincoln, California facility.

RESULTS OF OPERATIONS
The following table sets forth certain information derived from the Company's Consolidated Statements of Operations for the three month and nine month periods ended September 29, 1996 and October 1, 1995, expressed as a percentage of net sales:


                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   ------------------                -----------------
                                                  SEPT. 29,       OCT. 1,          SEPT. 29,      OCT. 1,
                                                    1996          1995              1996           1995
                                                   ------         -----            ------         -----
       Net sales                                   100.0%         100.0%           100.0%         100.0%
       Cost of goods sold                          (85.9)         (86.9)           (86.1)         (88.2)
                                                   ------         -----            ------         -----
                Gross profit                        14.1           13.1             13.9           11.8
       Other revenue                                 0.6            0.9              0.6            1.0
       Selling, general and administrative          (4.7)          (3.9)            (4.4)          (4.4)
       Research and development                     (4.0)          (4.6)            (4.0)          (5.4)
                                                   ------         -----            ------         -----
                Operating income                     6.0            5.5              6.1            3.0
       Other income (expense):
            Interest expense                        (0.9)          (0.7)            (0.8)          (0.6)
            Other, net                               0.3            0.4             (0.1)           0.2
                                                   ------         -----            ------         -----
                Income before income taxes           5.4            5.2              5.2            2.6
       Income tax expense                           (2.1)          (2.0)            (0.2)          (1.0)
                                                   ------         -----            ------         -----
                Net income                           3.3 %          3.2 %            5.0 %          1.6 %
                                                   ======         =====            =====          =====



NET SALES

Net sales increased 20.4 percent to $53,693,000 in the third quarter of 1996, from $44,589,000 in the third quarter of 1995. In the first nine months of 1996, sales increased 48.7 percent to $175,489,000 from $118,014,000 in 1995. The increase in net sales in the third quarter approximated the Company's average annual growth rate for the last five years, but was lower than it had been in the first two quarters of the year. This was primarily due to somewhat reduced customer requirements. Net sales for the California service and logistics business were up 86.5 percent in the third quarter of 1996 to $5,456,000 and
103.3 percent for the first nine months of 1996 to $15,782,000.


GROSS MARGIN

Consolidated gross margin was 14.1 percent in the third quarter of 1996, up 1.0 percentage points from 13.1 percent in the third quarter of 1995. In the first nine months of 1996, gross margin was 13.9 percent, which was 2.1 percentage points up from 11.8 percent in the first nine months of 1995. Gross margin on US power conversion operations decreased slightly in the third quarter of 1996 compared to the third quarter of 1995 due to normal mix fluctuation partly offset by improvements in manufacturing operations due to process engineering and efficiencies realized from balancing manufacturing capacity usage between the Redwood Falls, Minnesota and Broomfield, Colorado plants. The European power supply manufacturing operations improved gross margin strongly in the third quarter of 1996 compared to the third quarter of 1995. This was primarily as a result of improved material and labor costs and the slow rate of growth of its manufacturing costs.


OTHER REVENUE

Other revenue, which consists of customer payments to fund development of custom power supplies, decreased to $319,000 in the third quarter of 1996 from $399,000 in the third quarter of 1995. In the first nine months, funding decreased to $1,075,000 in 1996 from $1,194,000 in 1995. Other revenue has been, and will continue to be, affected by the number and timing of development programs, as well as by variations in levels of funding among programs.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased 46.9 percent to $2,556,000 in the third quarter of 1996 from $1,740,000 in the third quarter of 1995. In the first nine months, SG&A increased 48.1 percent to $7,698,000 from $5,199,000 in the first nine months of 1995. SG&A expenses were 4.7 and 3.9 percent of sales, respectively, in the third quarter of 1996 and 1995, and 4.4 percent of sales, in the first nine months of both 1996 and 1995. The increases came in the US, with Austria holding to slow growth in SG&A. In the US, the Company expanded its administrative function in its California operation at the beginning of 1996. Expenses associated with these changes, which were necessary to maintain the California operation's rapid growth rate were the primary cause for the increase in SG&A.


RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses increased 4.0 percent to $2,145,000 in the third quarter of 1996 from $2,063,000 in the third quarter of 1995. In the first nine months, expenses increased 10.2 percent to $7,030,000 in 1996 from $6,381,000 in 1995. This increase represented a slightly reduced number of programs in development in 1996, but the spending level of product development also varies based on the stage of completion of programs. The Company believes that continued success in reducing the amount of time necessary to put custom designs into manufacturing will reduce the average development cost per product. Since 1995, the Company has increased spending on two research programs substantially. These are its development of distributed power architecture and a project to use computer simulation in power supply design. In addition, R&D expenses in 1995 included relocation expenses for new employees.


INTEREST EXPENSE

Interest expense increased to $504,000 in the third quarter of 1996 from $300,000 in the third quarter of 1995, and in the first nine months, interest increased to $1,456,000 in 1996 from $747,000 in 1995. This reflects the Company's increased scale of operations and working capital growth, the purchase of the Company's former supplier in Tatabanya, Hungary, and spending for capital equipment in all of the Company's locations.


INCOME TAXES

The Company's consolidated effective tax rate for the third quarter of 1996 was
39.0 percent, an increase of 1.4 percentage points from the third quarter of 1995 effective tax rate of 37.6 percent. In May 1996, the Austrian government changed the treatment of NOL carryforwards by (a) suspending the use of NOLs during the years 1996 and 1997 retroactively to January 1, 1996 and (b) removing the time limitations on the use of the NOLs. In light of this new statute, and based on its assessment of the financial results of its Austrian operations, the Company recognized the deferred income tax benefit related to the Austrian NOL carryforwards in the second quarter of 1996. This resulted in a $2,626,000 net reduction of income taxes in the second quarter, comprised of a tax benefit of $3,175,000 relating to recognition of the deferred tax benefit offset by $549,000 in income tax expense resulting from the retroactive application of this tax law change to first and second quarter Austrian operations. Because the tax benefit of the Austrian NOL carryforwards have been recognized, the Company expects that its future consolidated effective tax rate will stabilize at approximately 38-40 percent, based on Austria's 34 percent tax rate and US's 40 percent effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 1996, the Company's operating activities used cash of $158,000. This was made up of a heavy cash use in the first quarter, break even use in the second quarter and a strong cash generation in the third quarter. For the first nine months of 1996, net income, depreciation and amortization, and other non-cash charges provided cash of $8,509,000, and working capital required $8,667,000. For the comparable period in 1995, operating activities used $157,000. Net income, depreciation and amortization, and other non-cash charges provided cash of $3,947,000, and working capital required $4,104,000.

Cash and cash equivalents were $2,000 as of September 29, 1996. When the Company is borrowing against its revolving credit facilities, as it was during these periods, cash balances are minimal.

Working capital was $28,622,000 at September 29, 1996 and $14,457,000 at December 31, 1995, an increase of 98 percent. This was caused primarily by the reclassification of $10,000,000 debt from short-term at December 31, 1995 to long-term at September 29, 1996 as a result of a new credit facility.

Accounts receivable increased $3,178,000 during the first nine months of 1996, which was in line with sales increases overall, and resulted in average days sales outstanding of 50.0 days in the third quarter of 1996.

Inventory turnover averaged 8.4 times for the first nine months of 1996, and showed continuing improvement throughout the year as the new production lines were brought up to speed in Colorado and Minnesota and surplus quantities caused by parts shortages and short cycle scheduling were worked out of inventory. The Company expects that inventory turnover will continue to improve slowly as the Company improves its processes.

Investing activities required cash of $3,603,000 in the first nine months of 1996, compared with $2,051,000 in the first nine months of 1995. Capital expenditures, including new capital lease obligations and additional debt, were $9,373,000 in the first nine months of 1996 compared with $4,000,000 in the first nine months of 1995. These expenditures in 1996 were concentrated in the first and second quarters and provided equipment and improvements for the new facility in Colorado and the expanded facility in Redwood Falls, Minnesota, normal equipment replacement and improvement in Austria and material handling and support equipment in the California operation.

Cash provided by financing activities was $3,639,000 for the first nine months of 1996. Financing activities provided cash of $7,945,000 in the first quarter and $824,000 in the second quarter due to increased credit usage levels. In the third quarter, when growth slowed, working capital turnover increased moderately, which provided cash. In addition, capital expenditures were less than in the first two quarters. The result was positive cash flow of $5,130,000, which was used to reduce the revolving credit agreement.

During the second quarter, the Company entered into a credit facility in the US which provides up to $23,000,000 through May 1999. The Company believes this financing is adequate to meet the Company's needs in 1996 and 1997. In July 1996, the Company suspended a secondary financing that was to have sold 2,000,000 shares of stock. Subsequently, in September 1996, the Company withdrew this offering. Additional financing is not essential to carry out current plans; however, the Company will continue to seek financing if it determines that market conditions are appropriate.




                          PART II -- OTHER INFORMATION




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           Exhibit
                           Number           Description


                           11.1             Computation of Net Income Per Share

                           27.1             Financial Data Schedule


                  (b)      Reports on Form 8-K:

                           The Company did not file any current reports on Form 8-K during the quarter ended September 29, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ZYTEC CORPORATION
                                            (Registrant)


Date:    November 11, 1996            By /s/ John B. Rogers
                                      John B. Rogers
                                      Vice President Finance & Treasurer
                                      (Principal financial and principal
                                      accounting officer)