Form 10-K405
period 1996-12-31
ZYTEC CORP /MN/
filed 1997-03-24
CIK 912092

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
            (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-22428

                                ZYTEC CORPORATION
             (Exact name of registrant as specified in its charter)


           MINNESOTA                                           41-1465891
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


7575 MARKET PLACE DRIVE, EDEN PRAIRIE, MINNESOTA                          55344
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (612) 941-1100


Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:
                                                     COMMON STOCK, NO PAR VALUE
                                                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the average of the high and low prices on such date as reported by the Nasdaq National Market was $77,918,811.

As of February 28, 1997, there were outstanding 9,264,603 shares of the registrant's common stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Part II and Part IV hereof.

Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders, to be filed within 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.


                                TABLE OF CONTENTS

                                                                          PAGE
                                     PART I

Item 1.      Business                                                                     3
              Power Conversion:
                Industry and Market                                                     3-6
                Strategy                                                                6-7
                Products and Services                                                   7-8
                Operations                                                              8-9
                Sales, Marketing and Customers                                         9-10
                Backlog                                                                  10
                Competition                                                           10-11
                Research and Development                                                 11
                Intellectual Property Matters                                            11
                Employees                                                                12
              Services and Logistics:
                Industry Overview                                                        12
                Strategy                                                                 12
                Products and Services                                                 12-13
                Employees                                                                13
Item 2.      Properties                                                                  13
Item 3.      Legal Proceedings                                                           13
Item 4.      Submission of Matters to a Vote of Security Holders                         13



                                     PART II

Item 5.      Market for the Company's Common Equity and Related Stockholder Matters      14
Item 6.      Selected Financial Data                                                     14
Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                    14
Item 8.      Financial Statements and Supplementary Data                                 14
Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                     14



                                    PART III

Item 10.     Directors and Executive Officers of the Registrant                          15
Item 11.     Executive Compensation                                                      15
Item 12.     Security Ownership of Certain Beneficial Owners and Management              15
Item 13.     Certain Relationships and Related Transactions                              15



                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K             16


SIGNATURES                                                                            17-18


INDEX TO EXHIBITS                                                                     19-23



                                     PART I


ITEM 1.           BUSINESS

      Zytec Corporation ("Zytec" or the "Company") does business in two segments: Power Conversion which provides power supply design, manufacture and repair (approximately 90% of the Company's net sales) and Services and Logistics which provides repair services and logistics for a variety of products primarily for a significant customer (approximately 10% of net sales).

      In the Power Conversion segment, the Company is a leading designer and manufacturer of custom electronic power supplies for original equipment manufacturers ("OEMs") in the communications, networking, computer and other electronic equipment marketplaces. Recently, the Company has experienced significant sales growth because it has been the sole-source provider of power supplies to many of the OEMs that provide hardware for the internet and the data communications market place. The Company also repairs power supplies and related products. The Company's power supply components are sold in North America and Europe, and its products are used worldwide. Zytec's principal OEM customers include: Digital Equipment, Hewlett-Packard, IBM, Cabletron, Cisco Systems, Sun Microsystems, Bay Networks, Dell, and Silicon Graphics. In 1996, the Company manufactured and delivered over 900,000 power supplies representing over 173 different products. The Company's dedication to quality resulted in its winning the Malcolm Baldrige National Quality Award in 1991.

      The Services and Logistics segment of the business provides repair services and logistics for a variety of products primarily for Hewlett-Packard. These products include laser and inkjet printers, facsimile machines, computers, monitors and other equipment.


POWER CONVERSION

INDUSTRY AND MARKET
      INDUSTRY OVERVIEW
      Power supplies perform many essential functions relating to the supply, regulation, and distribution of electrical power within electronic equipment. Electronic systems require a steady supply of electrical power at one or more voltage levels. Power supplies convert alternating current (AC) from a primary power source into the direct current (DC) required to power the electronic system. In addition, power supplies provide different DC voltage levels required by the different subsystems and components in the system and monitor and regulate those voltages to protect the product and its components from surges. Power supplies can also be designed to perform diagnostic functions that prevent electronic equipment from being damaged by such equipment's own malfunction, as well as provide power through use of a short-term battery back-up system when the primary power source fails.

      The dominant technology now used in power supplies is switching technology. Before the development of switching power supplies, power supply technology was fairly simple, and power supplies consisted of a transformer and some related components to rectify and control power surges. As the complexity of electronic equipment has increased, power supplies and their underlying technology have become more advanced. Switching power supplies such as those manufactured by Zytec have hundreds of components, provide advanced diagnostic and power management functions, can be designed to provide battery back-up power, and are smaller and more efficient than power supplies using simpler technology.


                            SWITCHING POWER SUPPLIES

   [GRAPHIC SHOWING FROM AC WALL POWER IN TO AC TO DC POWER SUPPLY TO A DISK
         DRIVE OR MEMORY OR INTEGRATED CIRCUITS OR MOTORS OR MONITORS]

      As a further enhancement of AC/DC power supplies utilizing switching technology, a newer more flexible technology is emerging which the Company refers to as "distributed power architecture" (DPA). Most electronic systems have a number of subsystems, each of which may require a different operating voltage or level of power. As a result, power supplies often have multiple outputs that can provide all required system voltage levels. In such power supplies, power is "distributed" throughout the system so that in addition to the main AC/DC power supply, DC/DC converters located on or near the subsystem or component being powered change the voltage of the DC to the specific level of voltage needed. Distributed power permits greater flexibility to meet the power supply requirements if components or subsystems are added or upgraded.

                         DISTRIBUTED POWER ARCHITECTURE

                    [GRAPHIC SHOWING FROM INPUT TO AC TO DC
                  FRONT END TO OUTPUT TO VARIOUS SUB SYSTEMS]

      Micro-Tech Consultants forecasts that the US high density DC/DC converter power supply market will grow from $309 million in 1996 to $500 million in 2000, representing a projected average annual growth rate of approximately 12.8%. Micro-Tech Consultants also forecasts that the entire US distributed power architecture market will grow from $1,402 million in 1996 to $2,256 million in 2000 for an average annual growth rate of 12.6%.

      MARKET OVERVIEW
      Ninety percent of the Company's business is the manufacture of custom power supplies. According to a market report from Micro-Tech Consultants, the worldwide market for power supplies was estimated to be over $19.6 billion in 1995. This is forecasted to grow to $32.7 billion in 2000. The overall market for power supplies can be defined several ways, as follows:

      MERCHANT/CAPTIVE. Merchant power supply manufacturers design and manufacture power supplies for others. Captive power supply manufacturers design and manufacture power supplies for use within their own products. According to Micro-Tech Consultants, the merchant segment of the market accounted for 51% of the power supply units shipped in the United States in 1995 and is projected to grow to 60% in the year 2000 as OEMs demand product options and features and high quality levels that make power supplies increasingly difficult to design and manufacture in-house.


      POWER RANGE. The market is also segmented by power supply output range, as follows:

                          Typical               % of                                        Representative
Power Range           Characteristics          Market*         End Users                     Applications
------------------------------------------------------------------------------------------------------------------
LOW               * Less than 150 Watts         21%     *  PC Companies                * Personal Computers
                  * Lower Technology                    *  Consumer Electronics        * Consumer Electronics
                  * Higher Volume                                                      * Desk Top Printers
                  * Lower Margin

MID               * 150-750 Watts               63%     *  Internetwork Companies      * Routers, Hubs
                  * High Technology                     *  Computer Companies          * Workstations, Fault
                  * Moderate Volume                     *  Medical Companies           * Tolerant Computers
                  * Higher Margin                                                      * Blood Analyzers

HIGH              * More than 750 Watts         16%     *  Computer Companies          * Main-frame Computers
                  * High Technology                     *  Industrial Companies        * Industrial Process Control
                  * Lower Volume                        *  Internetworking Companies   * High-end Routers/Switches
                  * Higher Margin

---------
    *  Based on a 1996 market report from Micro-Tech Consultants.


      APPLICATION. The United States power supply market also is segmented into different applications. Set forth below are the principal segments and the corresponding compound annual revenue growth rate as forecasted by Micro-Tech
Consultants:

                                                                   GROWTH RATE
           APPLICATIONS                                             1995-2000
           ------------                                             ---------
           Computer, Peripherals and Office Equipment*...........    14.0%
           Communications*.......................................    18.3%
           Military/Aerospace....................................    (9.6)%
           Industrial ...........................................     7.6%
---------
* Zytec actively participates in the computers, peripherals, office equipment and communications market segments.


      CUSTOM/STANDARD. Custom power supplies are designed and packaged to meet the form, fit, and functional requirements of an OEM's unique and specific application. They are attractive to OEMs because they present maximum design flexibility, provide the lowest cost, and allow the use of special features. Standard, "off-the-shelf" power supplies are not design-specific but also do not require substantial up-front engineering design costs. Once a product has reached the stage of development where the OEM is confident that there will be a market demand for the product, it is typically cost-effective to custom design a unique power supply to meet that product's specific requirements. The OEM is then able to utilize a moderately high-volume, customized solution at the lowest cost per watt of power without paying for unnecessary features or capabilities. Custom power supplies represented 63.0% of the United States market in 1995, according to Micro-Tech Consultants.

      Zytec pursues the custom power supply business because it capitalizes on the Company's strengths in the area of sophisticated design, volume manufacturing, and customer service. The effect, though, is that competition among qualified design and manufacturing outsourcing companies providing these customized solutions is keen. The competition causes downward pressure on gross margins, which is only partially offset by lower selling and distribution costs.

      Zytec believes a number of important trends affecting its customers will continue to shape the power supply marketplace. The applications segments which are growing rapidly, such as workstations and data communications hardware (e.g., hubs, routers and file servers), need mid-range power. In addition, OEMs face pressure from end users to improve the price and performance of products, bring new products to market quickly, provide more product options and features, reduce product size, and meet increasingly complex safety and regulatory agency standards. The Company believes that these pressures will support the need for and encourage a modest migration from captive manufacturers to merchant-provided, custom-designed power supply manufacturers such as Zytec and that market dynamics will maintain the vitality of the mid-range segment of the market.


STRATEGY
      Zytec's objective is to be the supplier of choice to a targeted group of multinational OEM customers who require sophisticated power supply solutions and who are likely to have substantial volume requirements. To achieve this objective, Zytec's strategy is to differentiate itself through advanced technology and design, shorter product development cycles and superior product performance, quality, service and value. The Company's primary target market for the last several years has been OEMs in the communications, networking, computer and other electronic equipment marketplaces. These OEMs manufacture hubs, routers, high availability file servers and disk arrays which typically have complex technical needs, high product reliability standards, short product development cycles and variable production needs. The Company implements this strategy by combining the following key elements:

      DELIVER HIGH-QUALITY PRODUCTS AND SERVICES
      Zytec believes that quality and responsiveness to the customer's needs are of critical importance in its efforts to compete successfully. Zytec's Minnesota and Austrian operations are certified to ISO 9001, and the Company plans to qualify each of its locations to applicable IS0 9000 standards as necessary to meet customer requirements. Zytec actively involves all employees in implementing techniques to measure, monitor and improve performance and provides all employees with education and training, including courses in statistical process control and related techniques. Also, employees participate in Zytec's planning sessions and monitor adherence to their annual plans on a monthly basis. Through its commitment to customer service and quality, the Company believes it is able to provide superior value to its customers.

      PROVIDE LEADING-EDGE ENGINEERING AND TIME TO MARKET
      Zytec's target markets and customers are characterized by high growth rates and continually evolving technology. As a result, Zytec's customers typically require leading-edge technology designed in a relatively short period. Zytec's initiatives to maintain leading-edge technology and reduce time to market include collaborative research with the Power Electronics Center at Virginia Polytechnic Institute; a series of in-house technical training symposia; increased use of standard circuits; sharing of engineering concepts between Austria and US; and computerized simulation of analog design characteristics (begun in 1995). These initiatives have contributed to a reduction of time to market of about 20% per year in 1994, 1995 and 1996. The design engineering personnel located in Richardson, Texas, who perform system engineering for Zytec's DPA products, participate in these process improvement initiatives.

      DEVELOP AND EXPAND COLLABORATIVE RELATIONSHIPS
      Through the development and expansion of collaborative relationships with its customers, Zytec attempts to satisfy their needs by offering a full range of value added services, including design expertise, process development and control, testing, inventory management, and rapid response to volume and design changes. Some custom-designed projects are priced based on agreed-to gross margins and allow for a sharing of the costs, risks and rewards of the manufacturing process with the customer. These relationships also provide the Company with valuable knowledge regarding the customer's products. The Company focuses its efforts on customers with which it believes the opportunity exists to develop long-term business collaborations.

      LEVERAGE ADVANCED MANUFACTURING AND MANAGEMENT TECHNIQUES
      Zytec's strategy focuses on the quality of all elements of the production process, rather than merely the quality of the end product. To implement this strategy, Zytec uses sophisticated design and manufacturing techniques (such as computer integrated design and manufacture, computer aided design, and automated testing and assembly of printed circuit boards), combined with advanced management techniques, including just-in-time manufacturing, statistical process control and total quality commitment. These techniques allow the Company to decrease production costs by improving the efficiency of production processes.

      EXPAND COMPLEMENTARY BUSINESSES
      The Company believes that providing a wide range of services affords the Company a competitive advantage, as it further addresses customer needs and therefore increases the likelihood that the Company will make continuing sales to its customers. For example, at a customer's request, the Company may build assemblies by adding cables, harnesses, frames, and other components to its power supply unit. In addition, Zytec offers power supply repair services for Zytec-manufactured power supplies as well as power supplies manufactured by others.


PRODUCTS AND SERVICES
      In 1996, the Company manufactured and delivered over 900,000 power supplies representing over 173 different products, including 33 customer-designed power supplies and 140 products designed by Zytec. Zytec also provides related repair and support services to customers.

      POWER SUPPLY PRODUCTS
      A Zytec-designed power supply progresses through a five-phase cycle of development that may last from 6 to 18 months, depending on the customer's product introduction schedule and the design complexity. In Phase Zero and Phase One of development, a team is assembled, the product specifications are refined with varying degrees of customer involvement, and the product is conceptually designed. In Phase Two, the detailed design analysis and layouts are completed and documented, initial prototypes are manufactured and shipped to the customer, and Zytec begins to track the product's actual cost against targeted cost. In Phase Three, prototypes are tested extensively by Zytec and the customer, design corrections are made, design documentation is released, and safety compliance approvals are obtained. In Phase Four, production plans, processes, and capabilities are established to support volume production, and customer service standards are implemented. Phase Five is volume production.

                       THE PRODUCT DEVELOPMENT CYCLE

                         TYPICAL TIME LINE                MAJOR ACTIVITIES

         Phase 0         Time of Award                    *  Assign design team
                                                          *  Establish project schedule
                                                          *  Specification review

         Phase 1         Week 1-8,                        *  Design review
                         Depending upon complexity        *  Preliminary electrical and mechanical
                                                             design completed
                                                          *  Cost targets compared to quote

         Phase 2         Month 1-4                        *  Detailed design analysis
                                                          *  CAD layouts
                                                          *  Prototypes manufactured and delivered
                                                          *  Documentation
                                                          *  Costs reviewed

         Phase 3         Month 5-18                       *  Testing and qualification
                                                          *  Design corrective action
                                                          *  Documentation release
                                                          *  Customer design review
                                                          *  Safety compliance approvals obtained
                                                          *  Costs reviewed
                                                          *  Product performance variation measured

         Phase 4         Month 5-18                       *  Pre-production product manufactured and tested
                                                          *  Production process capabilities determined
                                                          *  Initial production started
                                                          *  Design responsibility transferred to
                                                             manufacturing
                                                          *  Customer service standards implemented

         Phase 5         Month 6-18                       *  Volume production

      As customers demand shorter development times, the risk that all five phases of development will not be completed successfully on schedule rises. Early life project profitability may be reduced substantially if the Company has not completed all phases of development before manufacturing start-up begins.

      Zytec also manufactures power supplies based on designs supplied by the customer. In customer-designed projects, Zytec manufactures a power supply that the customer has designed, using suppliers agreed to between the customer and Zytec.

      In 1995, Zytec introduced and shipped the first substantial quantities of its DPA converters. This technology, licensed from Digital Equipment Corporation and subsequently Galaxy Power, Inc., offers higher efficiency in smaller size than traditional switching power supplies. In early 1996, the Company established a subsidiary in Dallas, Texas to lead the Company's design and marketing efforts for this new technology.

      REPAIR OF POWER SUPPLIES
      In 1996, Zytec repaired over 1,100 different power supply models originally manufactured by over 200 different companies in its Redwood Falls, Minnesota location. Repair activities are also carried out in Kindberg, Austria. Many of the Company's power supply customers use Zytec's repair services for power supplies manufactured by the Company and by others.

OPERATIONS
      QUALITY MANAGEMENT TECHNIQUES
      A key element of Zytec's competitive strategy is delivering high-quality products and services. Zytec's focus on this strategy led to its receipt of one of three Malcolm Baldrige National Quality Awards given in 1991. The Company also won the first Minnesota Quality Award in 1991, and has received over 30 superior service and quality awards from its customers, including IBM, Abbott Laboratories, Stratus Computers, Tektronix and Sun Microsystems, since 1987.

      Zytec's quality management techniques focus on all elements of the production process, rather than merely the quality of the end product. To implement this strategy, Zytec uses sophisticated design and manufacturing techniques (such as computer integrated design and manufacture, computer aided design, and automated testing and assembly of printed circuit boards), combined with advanced management techniques, including just-in-time (JIT) manufacturing, statistical process control (SPC), and total quality commitment (TQC). These techniques allow the Company to decrease production costs by improving the efficiency of production processes.

      * JIT manufacturing increases efficiencies and shortens the manufacturing cycle.

      * SPC complements the JIT process and is a set of analytical and problem solving techniques through which Company personnel can continuously evaluate stages of production and administrative processes.

      * TQC is a management approach which involves all employees in establishing overall and specific goals, tracking adherence to these goals on a monthly, weekly or daily basis, and being responsible and accountable for achieving the established objectives.

     MANUFACTURING PROCESS
     A typical power supply consists primarily of one or more printed circuit boards, electronic components, transformers and other electromagnetic components, and a sheet metal chassis. The production of the Company's power supplies entails the assembly of structural hardware combined with sophisticated automated assembly of circuit boards using automated surface mount and pin-through-hole interconnection technology. Surface mount technology permits reduction in board size by eliminating the need for holes in the printed circuit boards, allowing components to be placed on both sides of a board. Pin-through-hole assembly involves attaching electrical components to circuit boards by means of pins or leads that are inserted into pre-drilled holes and soldered to the electrical circuits on the boards.

     In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, Zytec has automated many electronic assembly and testing processes which were traditionally performed manually. In addition, the demand for shorter manufacturing cycles has also led to increased use of automated assembly and testing. The Company believes that the power supply manufacturing industry has remained fragmented partly because it traditionally has been a labor intensive, low investment industry; thus, it believes that increased levels of automation will strengthen Zytec's competitive position.

     Many of the Company's customers increasingly require that their power supplies meet or exceed established international safety and quality standards as their operations expand internationally. In response to this need, Zytec designs and manufactures power supplies in accordance with the certification requirements of many international agencies, such as Underwriters Laboratories Incorporated (UL) in the United States; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) and Verband Deutscher Electrotechniker (VDE), both in Germany; the British Approval Board for Telecommunications (BABT) in the United Kingdom; and International Electrotechnical Committee (IEC), a European standards organization. Both Zytec Austria and Zytec US (Redwood Falls, Minnesota) are certified to ISO 9001, which is a European model for quality assurance.

     SUPPLIERS
     Zytec typically uses a primary source of supply for each specific component, but it has several sources for each kind of component. As with customers, Zytec stresses early supplier involvement in design, the use of quality methods such as SPC and TQC, and frequent feedback through monthly statistical analysis of quality and delivery. Several major suppliers provide "just in time" shipments of products to Zytec. No supplier provides more than 10% of the dollar value of material used by the Company on a consolidated basis.

     In March 1996, an existing supplier of magnetic components (transformers, coils and toroids) to Austria was acquired by the Company from the Hungarian government by privatization. The acquisition gives the Company a source of very high quality, low-cost custom components. This facility will be operated as a wholly-owned subsidiary of the Austrian operation. It will provide the majority of magnetic components used by Zytec Austria and has recently become a supplier to US operations as well.

SALES, MARKETING AND CUSTOMERS
      Zytec markets its custom products and services through an integrated sales approach involving direct sales representatives and account managers, along with active support from design engineering and production personnel. The Company's products and repair services are sold worldwide through an eleven-member sales organization. Eight sales personnel are responsible for North American power supply sales. Two sales representatives are responsible for marketing the Company's repair business in North America. One sales person, headquartered in Vienna, Austria, is responsible for European power supply sales.

      Because of the costs inherent in starting new customer relationships, the Company focuses on retaining existing customers and targets a select few major and emerging OEM industry leaders with which the opportunity exists to provide products and services across a number of product families and through successive product generations. The Company focuses its resources on market segments that are (a) growing relatively fast and (b) have the potential for profit. Potential customers are assigned to Company sales representatives who evaluate the customer against the Company's customer selection criteria. For most end products of a customer, or versions of such end products, the Company believes it has established itself as a sole source provider of power supplies for the product.

      The typical sales process begins with a customer or a potential customer making a request for quote (RFQ) from a number of power supply manufacturers. Based on the nature of the RFQ, the Zytec sales representative may work with the Company's design engineers on early stage design in an effort to determine the product's likely specifications, cost and price range. Once this process is completed, Zytec will submit its bid for the project. The requesting OEM will review the RFQ responses it receives and make a "short list" of two or three potential suppliers. Further refinements are made during a second round of bidding, at which point one supplier is selected, usually within 60 days. If Zytec's bid is selected, a Zytec account manager is assigned to manage order placement, delivery scheduling and design change implementation for that customer. On an ongoing basis, Zytec's engineering personnel provide technical support to customers in the areas of product design changes, field performance and testing.

      Some customers prefer to use Zytec to produce customer-designed products as an introduction to the Company and its full service design and manufacturing capabilities. Zytec's collaborative relationships allow it to gain valuable knowledge about an existing customer and its processes, which Zytec believes gives it an advantage in obtaining future business from that customer. Historically, the Company has had substantial recurring sales from existing customers.

      The Company's promotional activities include informational mailings to customers and selected potential customers and the publication in industry periodicals of articles written by Zytec personnel. In addition, the Company participates regularly in industry-wide conferences and trade shows and sponsors customer seminars.

      The following chart profiles the percentage of Zytec's 1996 Power Conversion revenues and typical customers in major market application segments:

                                             PERCENTAGE OF
PRODUCT OR MARKET SERVED BY CUSTOMERS       POWER CONVERSION   REPRESENTATIVE CUSTOMERS
-------------------------------------           REVENUES       ------------------------
                                                --------
POWER SUPPLIES:

     Data communications                           22 %        Cabletron, Bay Networks, Cisco,
                                                               Ericsson

     File servers                                  18          Digital Equipment,
                                                               Hewlett-Packard, Compaq, IBM, Dell

     Computer peripherals                          20          Digital Equipment,
                                                   --          Hewlett-Packard, IBM, 3M

                  Inter/Intranet                   60

     Workstations                                  15          Hewlett-Packard, Silicon Graphics,
                                                               Sun Microsystems

     Mini/Fault tolerant computers                 11          IBM, Unisys, Stratus

     Test and measurement                          10          Tektronix, Hewlett-Packard, Abbott
                                                               Laboratories
     Repair, other                                  4
                                                  ---

                  Total Power Conversion          100 %
                                                  ===

      Although the Company seeks to diversify both its customer and market application base, a small number of companies are responsible for a significant portion of Zytec's net sales. At December 31, 1996, the Company had 22 power supply product customers worldwide. During 1996, the Company had three power supply customers with revenue exceeding $20 million, including Digital Equipment Corporation ($37 million, or 16% of net sales), Cabletron ($25 million, or 11% of net sales), and IBM ($23 million, or 10% of net sales), and a total of seven customers with revenues exceeding $5 million. The Company expects to continue to depend upon a limited number of customers for a substantial portion of its revenues.

BACKLOG
      Sales are made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand generally having delivery dates scheduled within the next three months. Zytec's backlog was $54.2 million and $52.3 million at December 31, 1996 and December 31, 1995, respectively. Due to the increasing trend for OEMs to reduce their lead time for purchase orders, and because customers may cancel or reschedule deliveries, the Company does not consider backlog to be a reliable indicator of future financial results.

COMPETITION
      The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. According to Micro-Tech Consultants, there were estimated to be about 300 power supply manufacturers in the United States in 1996. Over 80% of the power supply companies in the world have annual revenues less than $10 million. According to Micro-Tech Consultants, in 1995 Zytec was the 3rd largest power supply company in the United States and the 9th largest power supply company in the world.

      Zytec's competition includes companies located throughout the world, some of which have advantages over the Company in terms of labor and component costs, and which may offer products comparable in quality to those of Zytec. Certain of the Company's competitors have greater resources and geographic presence than Zytec. Zytec also views as competitive threats the potential that its customers may decide to produce their own power supplies, and that OEMs with captive manufacturing capabilities may compete in the merchant market. However, several large OEMs have divested their captive power supply manufacturing operations, including NCR, TRW and Digital Equipment Corporation. Management believes that the principal bases of competition in Zytec's targeted market are manufacturing technology, cycle time of design and manufacture, technical knowledge, quality, and the availability of value added services. To remain competitive, Zytec must compete favorably on the basis of value by providing technologically advanced manufacturing services, improving quality and reliability levels, offering flexible delivery schedules, and delivering finished products on a reliable basis.

RESEARCH AND DEVELOPMENT
      Zytec's research and development activities are principally directed to the development of new custom power supply products to satisfy specific customer needs. Additionally, the Company continues to develop its common circuit design to assist in the development of future products for specific customers. Zytec's research activities also include internally performed research and an affiliation with the Virginia Polytechnic Institute Power Electronics Center. Internal research efforts are focused on improving circuits and packaging in order to reduce component cost, improve ease of manufacture, and accommodate product size constraints, as well as analysis techniques, such as computer simulations intended to reduce design cycle time.

      Customers in the Company's target markets require product designs to be completed quickly. A major challenge for Zytec is to reduce design time without reducing quality of the design. In 1996, the Company's average time to design and introduce a product into production improved by 20%, the same rate of improvement achieved in 1994 and 1995. Most of the improvement comes from design standardization and process improvements. In 1995, the Company began a project to use computer simulation to speed the process of original design. The Company expects to realize initial results from this project in late 1997.

      Product development is performed by a group of 34 engineers located in Minnesota, 3 in Texas, and 21 in Austria. The Company's total expenditures for research and development were $9.5 million, $8.6 million and $8.1 million in 1996, 1995, and 1994, respectively. Of these amounts, 16.7%, 18.2%, and 30.2%, respectively, were funded by customers in connection with new product designs. Customer reimbursements of research and development expenditures are reported as "other revenue" in the Company's financial statements. Other revenue as a percentage of research and development expenditures is declining, due in part to higher levels of research (which are not reimbursed by customers) and in part to the trend toward lower funding per project.

INTELLECTUAL PROPERTY MATTERS
      Zytec signed a licensing agreement in September 1992 with Digital Equipment Corporation to complete the design and manufacture of a family of DC/DC converters in the 150 watt to 300 watt range. In addition, Zytec signed a license agreement with Ericsson Components AB (Ericsson), a multinational telecommunications firm headquartered in Sweden, for Ericsson's power division to market Zytec's DC/DC converters in the standard power supply marketplace worldwide. The licensing agreement with Ericsson will expire December 31, 2002.

      Zytec also signed a licensing agreement, in December 1994, with Galaxy Power Inc., (Galaxy) Boston, Massachusetts, to develop a "next generation" family of high density DC/DC converters. This agreement is a non-exclusive, perpetual license to make, have made, use, market and sell certain high density DC/DC product lines under Zytec's name and on a private label basis to Ericsson for an up-front license fee plus engineering fees. Zytec also has a first right to acquire a license from Galaxy for certain future products developed by Galaxy. These products were introduced to the market place in 1996.

      Zytec currently holds several patents, trademarks, and a service mark. These items of intellectual property are not deemed of significant importance to the Company's business. The Company believes that although the patents and other proprietary information it holds and may obtain will be of value, they will not determine the Company's success, which depends principally on its emphasis on service and value.

EMPLOYEES
      As of February 28, 1997, the Power Conversion segment had 1,482 full-time employees in the following locations:

             Minnesota       635                Austria       381
             Colorado        187                Hungary       276
             Texas             3

The Company also engaged other personnel on a part-time basis. None of the Company's United States employees are members of a collective bargaining unit. The employees of Zytec Austria are members of a national labor union, as are most employees of Austrian companies. Management believes employee relations are good.

SERVICES AND LOGISTICS

INDUSTRY OVERVIEW
      OEMs must find ways to repair products which fail in the field. Often, the process involves the logistics of arranging for return of products and, when they have been repaired, arranging for delivery of products to their customers. This function has traditionally been accomplished as part of the OEM's business. In the 1980s and 1990s, as companies have focused their energies on core competencies, electronics manufacturers have often outsourced many activities that they do not consider essential to their business. In the case of Zytec's Services and Logistics operation, the Company was retained by Hewlett-Packard ("HP") in 1992 to manage inbound logistics and outbound logistics for some of its computer products and repair certain products. This business has grown rapidly since 1992 as HP has transferred more products to Zytec. The original products repaired were older computers, special purpose computers, monitors and some power units. Since 1992, Zytec has taken over repair of laserjet and deskjet printers, faxes, scanners and other products. It is this regular transfer of products from HP to Zytec that has been responsible for the high growth rates in the business. Through 1996, nearly all of the Services and Logistics' sales were to HP. In 1997, Zytec plans to expand similar services to other customers.

STRATEGY
      Zytec's objective is to be a value added supplier to its customers for repair services and logistics by specializing in process design improvement, thus allowing the customers to achieve high quality service on products it sells at a lower cost than the customers could otherwise enjoy. In addition, Zytec's Services and Logistics operation has taken steps to broaden its business base to include some aspects of network systems design and installation as well as service.

      It is Zytec's strategy to expand its Services and Logistics facilities within the value chain of manufacturer distribution and repair. For this purpose, Zytec has established a Foreign Trade Zone ("FTZ"), which allows reduced or delayed customs duties on products returned from foreign locations for repair or on component parts shipped to the United States and assembled in the FTZ. The FTZ, together with existing repair processes, allows Zytec to service both domestic and foreign products and, in combination with its process design capability, to perform assembly or light manufacturing operations. Another expansion of the value chain involves network services operations, which plan to target configuration and installation of hardware, as well as provide follow-on maintenance.


PRODUCTS AND SERVICES
      INBOUND LOGISTICS
      Zytec receives nearly all of the returned products for the computer-related divisions of HP. The first step in Zytec's process is to determine the nature of repair needed and the supplier to perform the repair. Since HP uses a number of different suppliers for its components, repair of those components may be accomplished by Zytec (about 48% of products returned) or by some 277 other suppliers. Zytec's first task is to accomplish the identification and redirecting of units in an efficient manner.

      PRODUCT REPAIR
      Zytec repairs approximately 3,500 products for HP. Zytec designs processes for repairing both high volume and low volume products. Repair is accomplished using parts specified and supplied by HP. Work teams from Zytec analyze and design the processes for repairing the products.

      OUTBOUND LOGISTICS
      Zytec develops and maintains warehousing space for storage of defective and repaired products. Some products are repaired and shipped back to the original customer; some are repaired to equivalent-to-new (ETN) condition and put in stock, and some products are scrapped for parts value. Ownership of all products is retained by HP throughout these processes.

      FOREIGN TRADE ZONE
      The Company has recently completed development of a FTZ, which allows repair and basic manufacture of parts arriving from foreign manufacturers without immediate payment of duty. The FTZ also gives HP some cost advantages in forwarding fees.

EMPLOYEES
      As of February 28, 1997, the Company had 544 full-time employees in the Services and Logistics segment located in Lincoln, California.


ITEM 2.           PROPERTIES

      The following table identifies the Company's facilities. Management believes that the Company's facilities are adequate for the foreseeable future.

                                                                APPROXIMATE       OWNED VS.
      FACILITY                      PRIMARY ACTIVITY           SQUARE FOOTAGE      LEASED
      --------                      ----------------           --------------      ------
Power Conversion
----------------
Eden Prairie, MN              Engineering, Administration           28,000         Leased
Redwood Falls, MN             Manufacturing                        101,000         Owned
Redwood Falls, MN             Manufacturing                         99,000         Leased
Broomfield, CO                Manufacturing                         73,000         Leased
Vienna, Austria               Engineering, Administration            9,200         Leased
Kindberg, Austria             Manufacturing                         58,000         Leased
Tatabanya, Hungary            Magnetics Manufacturing               62,000         Owned

Services and Logistics
----------------------
Lincoln, CA                   Repair, Logistics                    210,000         Leased



ITEM 3.           LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in various legal proceedings arising in the normal course of business, none of which is expected to result in any significant loss to the Company or any of its subsidiaries.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held a Special Meeting of Stockholders on October 9, 1996 to approve the Zytec Corporation Employee Stock Purchase Plan. The votes of the stockholders on this proposal were as follows:

              In Favor      Opposed      Abstained     Broker Non-Vote
              --------      -------      ---------     ---------------
              5,071,469      68,581        33,610            -0-


                                     PART II


ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

      Information regarding the market for the Company's Common Stock and related stockholder matters is set forth under "Zytec Common Stock" on page 27 in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 6.           SELECTED FINANCIAL DATA

      Selected financial data of the Company is set forth under "Selected Financial Data" on page 10 in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under "Financial and Operations Review" on pages 11-15 in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, are set forth on pages 16-27 in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and are incorporated herein by reference. Quarterly consolidated financial data is set forth under "Quarterly Financial Information" on page 27 in the Company's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding directors and executive officers of the Company is set forth under "Information Regarding Directors, Nominees and Executive Officers" on pages 3-9 in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held April 28, 1997, and is incorporated herein by reference.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under "Principal Shareholders--Compliance with
Section 16(a)" on page 13 in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held April 28, 1997, and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

      Information regarding compensation of directors and executive officers of the Company is set forth under "Information Regarding Directors, Nominees and Executive Officers" on pages 7-10 in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held April 28, 1997, and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

      Information regarding security ownership of certain beneficial owners and management is set forth under "Principal Shareholders" on pages 12-13 in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held April 28, 1997, and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is set forth under "Information Regarding Directors, Nominees and Executive Officers" on pages 3-9 in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be held April 28, 1997, and is incorporated herein by reference.


                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

      1.    FINANCIAL STATEMENTS.

                  The following are incorporated herein by reference from pages 16-27 of the Company's Annual Report to Shareholders for the year ended December 31, 1996:

                  Consolidated Statements of Operations for the years ended
                        December 31, 1996, 1995, and 1994
                  Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended
                        December 31, 1996, 1995, and 1994
                  Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
                  Notes to Consolidated Financial Statements
                  Report of Independent Accountants


      2.    FINANCIAL STATEMENT SCHEDULES.
                  The following are included herein on pages 24-25 and should be read in conjunction with the consolidated financial statements referred to above:

                  Report of Independent Accountants
                  Schedule II -- Valuation and Qualifying Accounts

                  All other schedules are inapplicable to the Registrant, or equivalent information has been included in the consolidated financial statements or the notes thereto, and have therefore been excluded.


      3.    EXHIBITS.
                  See Index to Exhibits on pages 19-23 of this Report.


(b)   REPORTS ON FORMS 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.


SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 17, 1997                ZYTEC CORPORATION
                                       (Registrant)



                                       By  /s/ John B. Rogers
                                          -------------------------------------
                                          John B. Rogers
                                          Treasurer and Vice President - Finance


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                                DATE
             ---------                                -----                                ----
/s/ Ronald D. Schmidt                    Chairman of the Board, President,            March 17, 1997
-----------------------------------      and Chief Executive Officer                  ------------------
Ronald D. Schmidt                        (Principal Executive Officer)


/s/ Ervin F. Kamm, Jr.                   President, Zytec Power Conversion and        March 17, 1997
-----------------------------------      Director                                     ------------------
Ervin F. Kamm, Jr.


/s/ John M. Steel                        Vice President, Marketing and Sales          March 13, 1997
-----------------------------------      and Director                                 ------------------
John M. Steel


/s/ Sherman Winthrop                     Secretary and Director                       March 12, 1997
-----------------------------------                                                   ------------------
Sherman Winthrop


/s/ Josef J. Matz                        Managing Director of Zytec GmbH              March 17, 1997
-----------------------------------      and Director                                 ------------------
Josef J. Matz


/s/ John B. Rogers                       Treasurer and Vice President - Finance       March 17, 1997
-----------------------------------      (Principal Financial and Principal           ------------------
John B. Rogers                           Accounting Officer)


/s/ Thomas J. Kent                       Vice President & General Manager,            March 13, 1997
-----------------------------------      Services and Logistics and Director          ------------------
Thomas J. Kent


/s/ Lawrence J. Matthews                 Director                                     March 12, 1997
-----------------------------------                                                   ------------------
Lawrence J. Matthews


/s/ Gary C. Flack                        Director                                     March 12, 1997
-----------------------------------                                                   ------------------
Gary C. Flack


/s/ Dr. Fred C. Lee                      Director                                     March 15, 1997
-----------------------------------                                                   ------------------
Dr. Fred C. Lee


/s/ James S. Womack                      Director                                     March 14, 1997
-----------------------------------                                                   ------------------
James S. Womack


                                INDEX TO EXHIBITS


EXHIBIT
   NO.                        DESCRIPTION                                      METHOD OF FILING
   ---                        -----------                                      ----------------
     3.1     Articles of Incorporation of the Company, as             Incorporated by reference to Exhibit
             amended.                                                 3.1 to the Company's Registration
                                                                      Statement on Form S-1 (File No. 33-
                                                                      68822).

     3.2     Bylaws of the Company.                                   Incorporated by reference to Exhibit
                                                                      3.2 to the Company's Registration
                                                                      Statement on Form S-1 (File No. 33-
                                                                      68822).

    10.1     Employee Incentive Stock Option Plan                     Incorporated by reference to Exhibit
             ("ISOP") and form of Employee Incentive                  10.3 to the Company's Registration
             Stock Option Agreement ("ISOP Agreement")                Statement on Form S-1 (File No. 33-
             adopted by the Company's Board of Directors              68822).
             ("Board") and approved by the Company's
             shareholders on December 16, 1993.

    10.2     ISOP and form of ISOP Agreement adopted                  Incorporated by reference to Exhibit
             by the Board and approved by the                         10.4 to the Company's Registration
             Company's shareholders on September 24,                  Statement on Form S-1 (File No. 33-
             1984.                                                    68822).

    10.3     ISOP and form of ISOP Agreement adopted                  Incorporated by reference to Exhibit
             by the Board and approved by the Company's               10.5 to the Company's Registration
             shareholders on October 25, 1985.                        Statement on Form S-1 (File No. 33-
                                                                      68822).

    10.4     ISOP and form of ISOP  Agreement adopted                 Incorporated by reference to Exhibit
             by the Board on February 6, 1987 and                     10.6 to the Company's Registration
             approved by the Company's shareholders on                Statement on Form S-1 (File No. 33-
             April 24, 1987.                                          68822).

    10.5     ISOP and form of ISOP Agreement adopted                  Incorporated by reference to Exhibit
             by the Board and approved by the                         10.7 to the Company's Registration
             Company's shareholders on January 29,                    Statement on Form S-1 (File No. 33-
             1993.                                                    68822).

    10.6     ISOP and form of ISOP Agreement adopted                  Incorporated by reference to Exhibit
             by the Board on February 16, 1996 and                    10.6 to Form 10-K for the year ended
             approved by the Company's shareholders on                December 31, 1995 (File No. 0-22428).
             April 29, 1996.

    10.7     Employment Agreement by and between                      Incorporated by reference to Exhibit
             Josef J. Matz and Zytec Austria dated                    10.25 to the Company's Registration
             September 30, 1991 documenting the                       Statement on Form S-1 (File No. 33-
             appointment of Josef J. Matz as Managing                 68822).
             Director of Zytec G.m.b.H.

    10.08    Loan agreement between City of Redwood                   Incorporated by reference to Exhibit
             Falls, Minnesota and the Company dated                   99.1 to Form 8-K filed on September
             September 1, 1994.                                       29, 1994 (File No. 0-22428).

    10.09    Indenture of Trust between City of Redwood               Incorporated by reference to Exhibit
             Falls, Minnesota and First Trust National                99.2 to Form 8-K filed on September
             Association dated September 1, 1994.                     29, 1994 (File No. 0-22428).

    10.10    Credit Agreement dated as of May 30, 1996,               Incorporated by reference to Exhibit
             among the Company, the Lenders named                     99.1 of Company Form S-3 (File No.
             therein, and Harris Trust and Savings Bank,              333-05515) filed and on June 7, 1996
             Individually and as Agent and also the First             for the original Agreement. First
             Amendment dated July 18, 1996, Second                    and Second Amendments are incorpor-
             Amendment dated August 8, 1996, and Third                ated by reference to Exhibits 10.1
             Amendment dated December 23, 1996 to said                and 10.2 on Form 10-Q for the
             Credit Agreement.                                        quarter ended June 30, 1996. Third
                                                                      Amendment filed herewith.

    10.11    Note and Warrant Purchase Agreement dated                Filed herewith.
             as of December 23, 1996 between the
             Company and BMO Nesbitt Burns Capital
             (U.S.), Inc.

    10.12    Convertible Subordinated Promissory Note                 Filed herewith.
             between the Company and BMO Nesbitt
             Burns Capital (U.S.), Inc. in the amount of
             $12,000,000 dated December 23, 1996.

    10.13    Stock Purchase Warrant between the Company               Filed herewith.
             and BMO Nesbitt Burns Capital (U.S.), Inc.
             dated December 23, 1996.

    10.14    Registration Agreement between the Company               Filed herewith.
             and BMO Nesbitt Burns Capital (U.S.), Inc.
             dated December 23, 1996.

    10.15    Office/Warehouse Lease by and between Welsh              Incorporated by reference to Exhibit
             Construction Corporation and the Company dated           10.49 to the Company's Registration
             May 31, 1984, as extended September 28, 1989,            Statement on Form S-1 (File No. 33-
             as first amended May 12, 1994 and as second              68822). The first amendment is
             amended October 2, 1995 and as third amended             incorporated by reference to Exhibit
             October 31, 1995, regarding the leasing of               10.1 to Form 10-Q for the quarter ended
             certain property located in Eden Prairie,                July 3, 1994 (File No. 0-22428). The
             Minnesota.                                               second and third amendments are
                                                                      incorporated by reference to Exhibit
                                                                      10.22 on Form 10-K for the year ended
                                                                      December 31, 1995 (File No. 0-22428).

    10.16    Office/Warehouse Lease by and between Welsh              Incorporated by reference to Exhibit
             Construction Corporation and the Company dated           10.50 to the Company's Registration
             April 4, 1985, as extended September 28, 1989,           Statement on Form S-1 (File No. 33-68822).
             and as amended May 12, 1994 and as second                The first amendment is incorporated by
             amended September 29, 1995, regarding the                reference to Exhibit 10.2 to Form 10-Q for
             leasing of certain property located in Eden              the quarter ended July 3, 1994 (File No.
             Prairie, Minnesota.                                      0-22428). The second amendment is
                                                                      incorporated by reference to Exhibit 10.23
                                                                      on Form 10-K for the year ended December
                                                                      31, 1995 (File No. 0-22428).

    10.17    Lease by and between CIT Group/Equipment                 Incorporated by reference to Exhibit
             Financing Inc. and the Company dated April               10.3 to Form 10-Q for the quarter ended
             20, 1994 regarding the lease of certain                  July 3, 1994 (File No. 0-22428).
             equipment.

    10.18    Agreement by and between Oates Business                  Incorporated by reference to Exhibit
             Park and the Company dated May 1, 1995                   10.26 to Form 10-K for the year ended
             regarding the leasing of certain premises                December 31, 1995. (File No. 0-22428).
             and real property located in Lincoln,
             California.

    10.19    Agreement and Addendum by and between Buzz               Filed herewith.
             Oates Enterprise and the Company dated
             September 15, 1995, as amended
             December 8, 1995, and as second amended
             March 8, 1996, and as third amended
             May 14, 1996, and as fourth amended
             November 8, 1996, regarding the leasing of
             certain premises and real property located in
             Lincoln, California.

    10.20    Agreement and Addendum by and between Blue Sky           Filed herewith.
             Venture Partnership and the Company dated
             June 17, 1996 regarding the leasing of certain
             premises and real property located in Lincoln,
             California.

    10.21    Agreement by and between Superior Investments I,         Incorporated by reference to Exhibit
             Inc. and the Company dated January 22, 1996              10.27 to Form 10-K for the year ended
             regarding the leasing of certain premises and            December 31, 1995. (File No. 0-22428).
             real property located in Broomfield, Colorado.

    10.22    Lease by and between Banc One Leasing                    Incorporated by reference to Exhibit
             Corporation and the Company dated March 7,               10.28 to Form 10-K for the year ended
             1996 regarding the lease of certain equipment.           December 31, 1995. (File No. 0-22428).

    10.23    Form of Employee Disclosure and Assignment               Incorporated by reference to Exhibit
             Agreement executed by all employees of                   10.51 to the Company's Registration
             Company regarding the the disclosure and                 Statement on Form S-1 (File No. 33-
             ownership of certain proprietary information             68822).
             of the Company.

    10.24    Employee Disclosure and Assignment Agreemen              Incorporated by reference to Exhibit
             executed by Ronald D. Schmidt dated April 13,            10.51 to the Company's Registration
             1984 regarding the disclosure and ownership              Statement on Form S-1 (File No. 33-
             of certain proprietary information of the                68822).
             Company.

    10.25    Employee Disclosure and Assignment                       Incorporated by reference to Exhibit
             Agreement executed by John B. Rogers dated               10.53 to the Company's Registration
             December 23, 1985 regarding the disclosure               Statement on Form S-1 (File No. 33-
             and ownership of certain proprietary                     68822).
             information of the Company.

    10.26    Employee Disclosure and Assignment                       Incorporated by reference to Exhibit
             Agreement executed by John M. Steel dated                10.54 to the Company's Registration
             April 13, 1984 regarding the disclosure                  Statement on Form S-1 (File No. 33-
             and ownership of certain proprietary                     68822).
             information of the Company.

    10.27    Employee Disclosure and Assignment                       Incorporated by reference to Exhibit
             Agreement executed by Max R. Davis dated                 10.33 to Form 10-K for the year ended
             April 18, 1995 regarding the disclosure                  December 31, 1995. (File No. 0-22428).
             and ownership of certain proprietary
             information of the Company.

    10.28    Employee Disclosure and Assignment                       Incorporated by reference to Exhibit
             Agreement executed by N. Charles Wussow                  10.56 to the Company's Registration
             dated January 27, 1993 regarding the                     Statement on Form S-1 (File No. 33-
             disclosure and ownership of certain                      68822).
             proprietary information of the Company.

    10.29    Employee Disclosure and Assignment                       Filed herewith.
             Agreement executed by Thomas J. Kent
             dated June 21, 1994 regarding the
             disclosure and ownership of certain
             proprietary information of the Company.

    10.30    Employee Disclosure and Assignment                       Filed herewith.
             Agreement executed by Ervin F. Kamm, Jr.
             dated January 24, 1997 regarding the
             disclosure and ownership of certain
             proprietary information of the Company.

    10.31    Master Business Agreement Software License               Incorporated by reference to Exhibit
             and Hardware Purchase Agreement by and                   10.63 to the Company's Registration
             between Xerox Corporation and the Company                Statement on Form S-1 (File No. 33-
             dated June 21, 1984 regarding the licensing              68822).
             of certain software and purchase of certain
             hardware.

    10.32    Rental Agreement by and between Schrack                  Incorporated by reference to Exhibit
             Elektronik Aktiengesellschaft and                        10.70 to the Company's Registration
             IMMORENT-Weiko Grundverwertungsge-                       Statement on Form S-1 (File No. 33-
             sellschaft m.b.H. dated March 14, 1985                   68822).
             (English translation) regarding the
             leasing of certain real property located
             in Kindberg, Austria.

    10.33    Real Estate Lease Agreement by and between               Incorporated by reference to Exhibit
             IMMORENT - Weiko Grundverwertungsge-                     10.71 to the Company's Registration
             sellschaft m.b.H. and Schrack Elektronik                 Statement on Form S-1 (File No. 33-
             Aktiengesellschaft dated December 16,                    68822).
             1984 (English translation) regarding the
             leasing of certain real property located
             in Kindberg, Austria.

    10.34    Lease (Rental) Agreement by and between                  Incorporated by reference to Exhibit
             Schrack Telecom AG and Schrack Power                     10.72 to the Company's Registration
             Supply Gesellschaft m.b.H. dated February                Statement on Form S-1 (File No. 33-
             19, 1991 (English translation) regarding                 68822).
             the leasing of certain property located
             in Kindberg, Austria.

    10.35    Sublease (Subrental) Agreement by and                    Incorporated by reference to Exhibit
             between Schrack Power Supply Gesellschaft                10.73 to the Company's Registration
             m.b.H. and Schrack Power Supply Gesellschaft             Statement on Form S-1 (File No. 33-
             m.b.H. dated February 14, 1991 (English                  68822).
             translation) regarding the leasing of
             certain property located in Kindberg,
             Austria.

    10.36    Sublease (Subrental) Agreement by and                    Incorporated by reference to Exhibit
             between Schrack Power Supply Gesellschaft                10.74 to the Company's Registration
             m.b.H. and Schrack Telecom AG dated                      Statement on Form S-1 (File No. 33-
             February 14, 1991 (English translation)                  68822).
             regarding the leasing of certain property
             located in Kindberg, Austria.

    11.1     Computation of net income per share.                     Filed herewith.

    13       Annual Report to Shareholders (Only                      Filed herewith.
             those portions expressly incorporated by
             reference herein shall be deemed filed with
             the Commission)

    22       Subsidiaries of the Company.                             Filed herewith.

    23.1     Consent of Coopers & Lybrand L.L.P.                      Filed herewith.

    27.1     Financial Data Schedule                                  Filed herewith.





                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Board of Directors of Zytec Corporation:



Our report on the consolidated financial statements of Zytec Corporation has been incorporated by reference in this Form 10-K from page 27 of the 1996 Annual Report to Shareholders of Zytec Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                            /s/ Coopers & Lybrand L.L.P.
                                            -----------------------------------
                                            COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
February 18, 1997



                               ZYTEC CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

COL. A                                COL B.      COL. C       COL. D         COL. E         COL F.
                                                       Additions
                                   BALANCE AT   CHARGED TO    CHARGED TO                  BALANCE AT
                                    BEGINNING    COST AND        OTHER                        END
DESCRIPTION                         OF PERIOD    EXPENSES      ACCOUNTS      DEDUCTIONS    OF PERIOD
YEAR ENDED DECEMBER 31, 1994:
Inventory reserve                       $458      $991           $ 1(c)         $967(a)      $ 483
Allowance for doubtful accounts            1        18             1(c)                         20

YEAR ENDED DECEMBER 31, 1995:
Inventory reserve                        483       645             2(c)          580(a)        550
Allowance for doubtful accounts           20                                      11(b)          9

YEAR ENDED DECEMBER 31, 1996:
Inventory reserve                        550       452            (6)(c)         482(a)        514
Allowance for doubtful accounts            9        46            (1)(c)          42(b)         12


----------------

(a)  Obsolete inventory written off.
(b) Uncollectible accounts written off, net of recovery of accounts previously written off.
(c) Amounts charged to other accounts includes foreign currency translation adjustments.