Form 10-Q
period 1997-03-30
ZYTEC CORP /MN/
filed 1997-05-14
CIK 912092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



               (Mark One)

               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period March 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 2, 1997, there were outstanding 9,322,642 shares of the registrant's common stock, no par value.



                           ZYTEC CORPORATION


                                 INDEX

                                                                        Page No.

PART I.      FINANCIAL INFORMATION

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                      Balance Sheets as of March 30, 1997 and
                      December 31, 1996                                     3

                      Statements of Operations for the three
                      months ended March 30, 1997 and
                      March 31, 1996                                        4

                      Statements of Cash Flows for the three months
                      ended March 30, 1997 and March 31, 1996               5

                      Notes to Consolidated Financial Statements           6-8


             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL
                      CONDITION                                            9-11



PART II.     OTHER INFORMATION

             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      12


SIGNATURES                                                                  13



                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                ZYTEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 30, 1997 AND DECEMBER 31, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    March 30,     December 31,
                                                      1997           1996
                                                    --------       --------
                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                         $  6,705       $  8,535
  Accounts receivable                                 34,280         26,213
  Inventories                                         23,073         20,776
  Other current assets                                 3,469          3,182
                                                    --------       --------
    Total current assets                              67,527         58,706

Property, plant and equipment, net                    20,371         19,985
Deferred income taxes                                  2,845          3,067
Other assets                                           1,650          1,719
                                                    --------       --------

    Total assets                                    $ 92,393       $ 83,477
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Debt and capital lease obligations,
    current portion                                 $  8,231       $  8,997
  Accounts payable                                    16,449         11,486
  Accrued expenses                                    10,100          7,279
                                                    --------       --------
    Total current liabilities                         34,780         27,762

Debt and capital lease obligations,
  less current portion                                20,369         20,861
Other liabilities                                      1,907          1,867
                                                    --------       --------
          Total liabilities                           57,056         50,490
                                                    --------       --------

Commitments

Stockholders' equity:
  Common stock, no par value:
    25,000,000 shares authorized,
    9,280,303 and 9,167,104 shares
    outstanding at March 30, 1997 and
    December 31, 1996, respectively                   13,629         13,271
  Retained earnings                                   22,769         20,166
  Foreign currency translation adjustments            (1,061)          (450)
                                                    --------       --------

    Total stockholders' equity                        35,337         32,987
                                                    --------       --------

    Total liabilities and stockholders' equity      $ 92,393       $ 83,477
                                                    ========       ========

See accompanying notes to unaudited consolidated financial statements.



                                ZYTEC CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                        MARCH 30, 1997 AND MARCH 31, 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        March 30,          March 31,
                                                          1997               1996
                                                      ------------       ------------
Net sales                                             $     57,598       $     61,087
Cost of goods sold                                          47,650             53,141
                                                      ------------       ------------
  Gross profit                                               9,948              7,946
                                                      ------------       ------------

Other revenue                                                  608                353
                                                      ------------       ------------

Operating expenses:
  Selling, general and administrative                        2,894              2,460
  Research and development                                   2,630              2,390
                                                      ------------       ------------
    Total operating expenses                                 5,524              4,850
                                                      ------------       ------------

    Operating income                                         5,032              3,449

Other income (expense):
    Interest expense                                          (383)              (381)
    Other, net                                                (406)              (129)
                                                      ------------       ------------

      Income before income tax expense                       4,243              2,939

Income tax expense                                           1,640                831
                                                      ------------       ------------

Net income                                            $      2,603       $      2,108
                                                      ============       ============

Net income per share:
  Primary                                             $       0.26       $       0.22
                                                      ============       ============
  Fully diluted                                       $       0.26       $       0.21
                                                      ============       ============

Common and common equivalent shares outstanding:
  Primary                                               10,108,869          9,606,038
                                                      ============       ============
  Fully diluted                                         10,108,869          9,812,288
                                                      ============       ============

See accompanying notes to unaudited consolidated financial statements.




                                ZYTEC CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED) FOR THE THREE MONTHS ENDED MARCH 30,
                             1997 AND MARCH 31, 1996
                                 (IN THOUSANDS)

                                                        March 30,      March 31,
                                                          1997            1996
                                                        --------       --------

Cash flows from operating activities:
  Net income                                            $  2,603       $  2,108
  Adjustments to reconcile net income to
    net cash from operating activities:
      Depreciation and amortization                        1,390            817
      Changes in operating assets and liabilities         (3,632)        (8,691)
      Other                                                  147            (44)
                                                        --------       --------
         Net cash provided by (used in)
           operating activities                              508         (5,810)
                                                        --------       --------

Cash flows from investing activities:
  Additions to property, plant and equipment              (1,589)        (1,343)
  Cash paid for  Zytec Hungary Elektronikai Kft             --             (839)
  Increase in other assets                                  --              (25)
                                                        --------       --------
         Net cash used in investing activities            (1,589)        (2,207)
                                                        --------       --------

Cash flows from financing activities:
  Proceeds from debt and capital lease obligations         1,306          1,931
  Payments of debt and capital lease obligations          (2,401)        (2,283)
  Proceeds from revolving credit agreement                 3,847         55,509
  Payments on revolving credit agreement                  (3,847)       (48,866)
  Sale of common stock for cash                              358            120
  Decrease in bank overdrafts                               --            1,534
                                                        --------       --------
         Net cash (used in) provided by
           financing activities                             (737)         7,945
                                                        --------       --------

Effect of exchange rate changes on cash                      (12)            72
                                                        --------       --------

Change in cash and cash equivalents                       (1,830)          --

Cash and cash equivalents, beginning of period             8,535              2
                                                        --------       --------

Cash and cash equivalents, end of period                $  6,705       $      2
                                                        ========       ========

See accompanying notes to unaudited consolidated financial statements.




                                ZYTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation of Interim Consolidated Financial Statements:
     The consolidated financial statements as of March 30, 1997 and for the periods March 30, 1997 and March 31, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results for the indicated periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.


2.   Selected Balance Sheet Data:

                                                                  (In thousands)
                                                             March 30,    December 31,
                                                               1997           1996
                                                             --------       --------
                                                            (Unaudited)
Inventories
   Work in process and finished goods                        $  6,829       $  6,123
   Parts and subassemblies                                     16,244         14,653
                                                             --------       --------
                                                             $ 23,073       $ 20,776
                                                             ========       ========
Property, plant and equipment:
   Land and land improvements                                $     76       $     76
   Building and building improvements                           1,821          1,829
   Equipment, furniture and leasehold improvements             24,949         23,488
   Equipment, furniture and leasehold improvements
     under capital leases                                      10,988         11,525
                                                             --------       --------
                                                               37,834         36,918
   Less accumulated depreciation                              (16,032)       (15,293)
   Less accumulated amortization                               (2,681)        (2,603)
                                                             --------       --------
                                                               19,121         19,022
   Construction in progress and deposits on equipment           1,250            963
                                                             --------       --------
                                                             $ 20,371       $ 19,985
                                                             ========       ========

3.   Supplemental Cash Flow Data:
     The following provides supplemental disclosures of cash flow activities for the three months ended March 30, 1997 and March 31, 1996, respectively:

                                                                  (In thousands)
                                                                Increase (Decrease)
                                                            In Cash and Cash Equivalents
                                                               March 30,     March 31,
                                                                 1997          1996
                                                               --------      --------
Changes in operating assets and liabilities:
  Accounts receivable                                          $(8,676)      $(7,644)
  Inventories                                                   (2,686)       (7,137)
  Other current assets                                            (470)         (162)
  Accounts payable                                               5,198         4,977
  Accrued expenses                                               3,002         1,275
                                                               -------       -------
                                                               $(3,632)      $(8,691)
                                                               =======       =======

Significant noncash investing and financing transactions:
  Property and equipment, furniture and leasehold
    improvements acquired through capital lease obligations    $   441       $ 2,920
  Equipment, furniture and leasehold improvements
    acquired through issuance of debt                             --             781


4.   Net Income Per Share:
     Net income per share is based on the weighted average number of common and common equivalent shares, assuming the exercise of stock options, when dilutive.

     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share (EPS), was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its fourth quarter of 1997, requires dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. Fully diluted EPS currently presented by the Company approximates the diluted EPS required under SFAS No. 128. Basic EPS is calculated based on only common shares outstanding and is therefore greater than the primary EPS currently presented because basic EPS does not consider the dilutive effects of common stock equivalents.

5.   Income Taxes:
     The effective tax rate of 38.7 percent for the first quarter of 1997 differs from the federal statutory tax rate primarily due to state taxes. The 1996 first quarter effective tax rate of 28.3 percent differs from the statutory rate primarily due to state taxes and utilization of the Austrian subsidiary's net operating loss (NOL) carryforwards. On a pro forma basis, the effective tax rate for first quarter 1996 without recognition of NOL utilization would have been 38.2 percent.

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



                         PART I -- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as other written materials or oral statements that the Company may make or publish from time to time, contain forward-looking statements relating to business prospects, plans for future expansion, anticipated financial performance and similar matters. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, changes in order quantities by customers, general conditions in the computer and other electronic equipment market, and the risks and uncertainties described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
The Company's business falls into two business segments: power supply design and manufacture (Power Conversion) and Services and Logistics. The Power Conversion segment is further segmented geographically between the US and Europe.

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations for the three month periods ended March 30, 1997 and March 31, 1996, expressed as a percentage of net sales:


                                                        THREE MONTHS ENDED
                                                     MARCH 30,       MARCH 31,
                                                       1997            1996
                                                       ----            ----
       Net sales                                      100.0%          100.0%
       Cost of goods sold                             (82.7)          (87.0)
                                                       -----          -----
                Gross profit                           17.3            13.0
       Other revenue                                    1.0             0.5
       Selling, general and administrative             (5.0)           (4.0)
       Research and development                        (4.6)           (3.9)
                                                       -----           -----
                Operating income                        8.7             5.6
       Other income (expense):
            Interest expense                           (0.6)           (0.6)
            Other, net                                 (0.7)           (0.2)
                                                       ----             ----
                Income before income tax expense        7.4             4.8
       Income tax expense                              (2.9)           (1.3)
                                                       -----            ----
                Net income                              4.5 %           3.5 %
                                                        ===             ===


NET SALES
Net sales in the first quarter of 1997 were $57,598,000, a decrease of 5.7 percent from net sales of $61,087,000 in the first quarter of 1996. Sales in the first quarter of 1996 were a record for the Company. Net sales in the first quarter of 1997 represent a 9.3 percent sequential increase from the fourth quarter of 1996. The Company believes there is no seasonal pattern to its sales, and that rates of growth are a function of demand in the industry and patterns controlled by startup of new products. Compared to the first quarter of 1996, sales in the first quarter of 1997 for US Power decreased, and sales of Europe Power and the Services and Logistics business both grew at moderate to strong rates.

GROSS MARGIN
Gross margin was 17.3 percent for the first quarter of 1997, an improvement of
4.3 percentage points from 13.0 percent in the first quarter of 1996. Gross margin benefited from a favorable mix of products, a quarter marked by operational improvements, a favorable foreign exchange environment, and increased margins at Services and Logistics.

With respect to mix of products, the Company's sales into the internetworking hardware market over the last several years have grown rapidly. Internetworking margins generally are slightly higher than historical margins. The products are challenging to design and build on short time horizons, but they offer slightly better gross margin than the Company has experienced in the past.

With respect to operations, the first quarter of 1997 was a quarter of lower growth, better supply conditions and fewer capacity constraints than the first quarter of 1996. In 1996, certain parts (particularly semiconductors) were in short supply, causing difficulties in scheduling. In the first quarter of 1996, the Company also incurred costs from starting up the Colorado facility, which is now in full operation. The addition of this facility has increased operating efficiency by relieving the capacity shortage experienced in the first quarter of 1996. The strength of the dollar also helped improve gross margins approximately 1.4 percentage points and increased EPS by approximately $0.02. Finally, underlying gross margins in all operations improved as a result of improved processes.

OTHER REVENUE
Other revenue, which consists of customer payments to fund development of custom power supplies, was $608,000 in the first quarter of 1997, a 72 percent increase from $353,000 in the first quarter of 1996. Other revenue represented 23.1 percent and 14.8 percent of research and development expense in the first quarters of 1997 and 1996, respectively. The 1997 revenues are a result of the 16 product "wins" in the first quarter of 1997, which is a record for the Company.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative (SG&A) expenses were $2,894,000, or 5.0 percent of sales, in the first quarter of 1997 compared with $2,460,000, or 4.0 percent of sales, in the first quarter of 1996. The increased rate is a result of development of separate administrative facilities in the Services and Logistics operation, which was not fully accomplished in the first quarter of 1996, and by increased spending in US Power related to growth. In Europe Power Conversion, the trend of reduction in SG&A as a percent of sales continued. The Company anticipates a smaller rate of growth in SG&A as a percent of sales in subsequent quarters.

RESEARCH AND DEVELOPMENT
Research and development was $2,630,000 in the first quarter of 1997, an increase of 10.0 percent from $2,390,000 in the first quarter of 1996. This spending increase is due to an overall increase in the number of new programs; however, the increase does not reflect the level of spending that will be necessary to support the large number of program wins in the first quarter. The Company has announced its intention to develop additional research and development capacity in the USA and Europe. A new engineering department will be added in the Broomfield, Colorado plant and an additional engineering team will be added to the Vienna, Austria engineering facility. As a result, the Company expects research and development spending to grow more rapidly in the last three quarters of 1997 than in the several previous quarters.

INTEREST EXPENSE
Interest expense of $383,000 in the first quarter of 1997 was virtually unchanged from interest expense of $381,000 in the first quarter of 1996. Although the Company's debt structure has changed substantially since the first quarter of 1996 due to replacing bank debt with a convertible subordinated debenture in the USA, the interest rate is not substantially different.

OTHER EXPENSE
Other expense was $406,000 in 1997, compared with $129,000 in 1996. While other expense contains a number of non-operating items, the largest component is the financial effects of foreign exchange conversion and translation. In the first quarter of 1997, the dollar strengthened substantially which gave rise to improved gross margins in Europe, as discussed above. Part of the gain in gross margin was offset by losses on foreign currency option and forward contracts purchased at rates below the average rate of the quarter. At the end of the quarter, the Company had no open foreign currency option and forward contracts because of the strength of the dollar.

INCOME TAXES
The Company's consolidated effective tax rate was 38.7 percent in the first quarter of 1997 and 28.3 percent in the first quarter of 1996. In the first quarter of 1996, the Company was using a net operating loss (NOL) carryforward against income in Austria. The resulting zero tax rate on Austrian operations combined with an approximately 40 percent effective tax rate on domestic operations resulted in a consolidated 28.3 percent rate. In May 1996, the Austrian government changed the treatment of NOL carryforwards by (a) suspending the use of NOLs during the years 1996 and 1997 retroactively to January 1, 1996 and (b) removing the time limitations on the use of the NOLs. In light of this new statute, and based on its assessment of the financial results of its Austrian operations, the Company recognized the deferred income tax benefit related to the Austrian NOL carryforwards in the second quarter of 1996. Because the tax benefit of the Austrian NOL carryforwards has been recognized, the Company expects that its future consolidated effective tax rate will stabilize at approximately 38-39 percent, based on Austria's 34 percent statutory tax rate and US's 40 percent effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of 1997, the Company's operating activities provided cash of $508,000. Net income and depreciation and amortization provided cash of $3,993,000, and changes in operating assets and liabilities necessary to support growth compared to the fourth quarter of 1996 used cash of $3,632,000. Cash and cash equivalents were $6,705,000 at March 30, 1997 and $8,535,000 at December 31, 1996. The reduction in cash balances was primarily due to the purchase of capital equipment. Working capital was $32,747,000 at March 30, 1997 and $30,944,000 at December 31, 1996, a growth of 5.8 percent. This is slightly lower than the sequential growth experienced from fourth quarter 1996 to first quarter 1997 and is in line with expectations.

Accounts receivable increased $8,067,000 during the first quarter of 1997 resulting in average days sales outstanding (DSO) of 54.3 in the first quarter of 1997 compared with 46.3 in all of 1996 and 45.4 in the fourth quarter of 1996. The increasing DSO in first quarter is within normal limits for the Company. Accounts receivable at December 31, 1996 were slightly lower than expected as the result of timing of payments received in Services and Logistics.

Inventory turnover averaged 8.3 times annualized in the first quarter of 1997 and 7.5 times in all of 1996. Inventory has generally been improving slightly as processes normalized for the Colorado facility. During 1997, the Company expects inventory turnover to decrease slightly as a result of its successful implementation of a limited finished goods inventory strategy with certain customers; however, the Company expects that its inventory turnover will continue to be significantly higher than industry standards.

Investing activities required cash of $1,589,000 in the first quarter of 1997. Capital expenditures to purchase automated insertion and test equipment, computer equipment and other items were $2,030,000, including $441,000 acquired through capital lease obligations. The Company expects to purchase capital equipment at higher than historical levels as it adds surface mount capacity in the US and in Europe. In addition, the manufacturing facility in Kindberg, Austria will be re-configured during the second and third quarters of 1997 to increase manufacturing capacity.

Cash of $737,000 was used by financing activities in the first quarter, primarily to pay lease and notes payable obligations. This was offset by $358,000 provided by the sale of common stock, which was the result of normal option exercise activity, as well as the first sale of shares under the Employee Stock Purchase Plan (ESPP).

The Company has two bank lines of credit which are described in Note 4 of the Consolidated Financial Statements for the year ended December 31, 1996. The US facility provides up to $23,000,000 in borrowings through May 1999. This facility is unsecured and requires the Company to maintain certain leverage, interest coverage, current and funded debt ratios. At March 30, 1997, there were no borrowings under this facility. The Company's other line of credit is guaranteed by the Austrian National Bank and is used to finance Austrian export sales. At March 30, 1997, borrowings under this line were $3,803,000. In the fourth quarter of 1996, the Company completed a convertible subordinated debenture financing of $12,000,000. The debentures, which bear interest at 7.5 percent and mature in year 2001, are convertible at $13.68 per share.



                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit
                  Number   Description
                  ------   -----------

                  10.1 Basic Order Agreement between Digital Equipment Corporation and the Company dated March 12, 1997, regarding the purchase and sale of power supplies. (Confidential treatment has been requested for portions of this exhibit.)

                  11.1     Computation of Net Income Per Share

                  27.1     Financial Data Schedule


         (b)      Reports on Form 8-K:

                  The Company did not file any current reports on Form 8-K during the quarter ended March 30, 1997.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ZYTEC CORPORATION
                                   (Registrant)


Date:   May 12, 1997               By  /s/ John B. Rogers
                                   ---------------------------------------------
                                   John B. Rogers
                                   Vice President Finance & Treasurer
                                   (Principal financial and principal accounting
                                   officer)