Form 10-Q
period 1997-06-29
ZYTEC CORP /MN/
filed 1997-08-12
CIK 912092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)
               [x]Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the quarterly period June 29, 1997

              [ ]Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to_____.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 1, 1997, there were outstanding 9,498,577 shares of the registrant's common stock, no par value.

                                ZYTEC CORPORATION


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION
          ---------------------

    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

             Balance Sheets as of June 29, 1997 and
             December 31, 1996                                              3

             Statements of Operations for the three
             months and six months ended June 29, 1997
             and June 30, 1996                                              4

             Statements of Cash Flows for the six months
             ended June 29, 1997 and June 30, 1996                          5

             Notes to Consolidated Financial Statements                    6-8


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       9-12
             RESULTS OF OPERATIONS AND FINANCIAL
             CONDITION



  PART II.   OTHER INFORMATION
             -----------------
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY                   13
             HOLDERS

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14



   SIGNATURES                                                              15

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                ZYTEC CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 29, 1997 AND DECEMBER 31, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                         June 29,   December 31,
                                                          1997         1996
                                                       ---------      ---------
                                                      (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                         $   8,806      $   8,535
     Accounts receivable                                  35,602         26,213
     Inventories                                          24,731         20,776
     Other current assets                                  4,247          3,182
                                                       ---------      ---------
          Total current assets                            73,386         58,706

Property, plant and equipment, net                        23,324         19,985
Deferred income taxes                                      2,764          3,067
Other assets                                               1,568          1,719
                                                       ---------      ---------

     Total assets                                      $ 101,042      $  83,477
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Debt and capital lease obligations,
          current portion                              $   8,243      $   8,997
     Accounts payable                                     18,474         11,486
     Accrued expenses                                     12,273          7,279
                                                       ---------      ---------
          Total current liabilities                       38,990         27,762

Debt and capital lease obligations,
           less current portion                           19,947         20,861
Other liabilities                                          1,976          1,867
                                                       ---------      ---------
          Total liabilities                               60,913         50,490
                                                       ---------      ---------

Commitments

Stockholders' equity:
     Common stock, no par value:
          25,000,000 shares authorized,
          9,410,542 and 9,167,104 shares
          outstanding at June 29, 1997 and
          December 31, 1996, respectively                 13,982         13,271
     Retained earnings                                    27,478         20,166
     Foreign currency translation adjustments             (1,331)          (450)
                                                       ---------      ---------

          Total stockholders' equity                      40,129         32,987
                                                       ---------      ---------

          Total liabilities and stockholders' equity   $ 101,042      $  83,477
                                                       =========      =========

See accompanying notes to unaudited consolidated financial statements.

                                ZYTEC CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS AND THE SIX MONTHS ENDED
                         JUNE 29, 1997 AND JUNE 30, 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               Three Months                        Six Months
                                                                  Ended                               Ended
                                                                  -----                               -----
                                                        June 29,         June 30,           June 29,          June 30,
                                                         1997              1996              1997              1996
                                                     ------------      ------------      ------------      ------------
Net Sales                                            $     71,334      $     60,709      $    128,932      $    121,796
Cost of goods sold                                         57,578            51,837           105,228           104,978
                                                     ------------      ------------      ------------      ------------
     Gross profit                                          13,756             8,872            23,704            16,818
                                                     ------------      ------------      ------------      ------------

Other revenue                                                 537               403             1,145               756
                                                     ------------      ------------      ------------      ------------

Operating expenses:
     Selling, general and administrative                    3,454             2,682             6,348             5,142
     Research and development                               2,708             2,495             5,338             4,885
                                                     ------------      ------------      ------------      ------------
          Total operating expenses                          6,162             5,177            11,686            10,027
                                                     ------------      ------------      ------------      ------------

          Operating income                                  8,131             4,098            13,163             7,547

Other income (expense):
     Interest expense                                        (385)             (571)             (768)             (952)
     Other, net                                              (147)             (281)             (553)             (410)
                                                     ------------      ------------      ------------      ------------

          Income before income tax expense                  7,599             3,246            11,842             6,185

Income tax expense (benefit)                                2,890            (1,643)            4,530              (812)
                                                     ------------      ------------      ------------      ------------

Net income                                           $      4,709      $      4,889      $      7,312      $      6,997
                                                     ============      ============      ============      ============

Net income per share:
     Primary                                         $       0.42      $       0.48      $       0.68      $       0.70
                                                     ============      ============      ============      ============
     Fully diluted                                   $       0.41      $       0.48      $       0.66      $       0.69
                                                     ============      ============      ============      ============

Common and common equivalent shares outstanding:
     Primary                                           11,505,047        10,243,785        11,104,531         9,998,888
                                                     ============      ============      ============      ============
     Fully diluted                                     11,696,521        10,280,725        11,439,997        10,204,246
                                                     ============      ============      ============      ============


See accompanying notes to unaudited consolidated financial statements.

                                ZYTEC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
            FOR THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                 (IN THOUSANDS)


                                                                 June 29,       June 30,
                                                                  1997           1996
                                                               ---------      ---------

Cash flows from operating activities:
     Net income                                                $   7,312      $   6,997
     Adjustments to reconcile net income to
          net cash from operating activities:
               Depreciation and amortization                       2,751          1,794
               Changes in operating assets and liabilities        (3,581)       (11,370)
               Deferred income taxes                                  31         (3,347)
               Other                                                 342            111
                                                               ---------      ---------
                    Net cash provided by (used in)
                         operating activities                      6,855         (5,815)
                                                               ---------      ---------

Cash flows from investing activities:
     Additions to property, plant and equipment                   (5,737)        (2,173)
     Cash paid for  Zytec Hungary Elektronikai Kft.                 --             (834)
     Increase in other assets                                       --             (106)
                                                               ---------      ---------
                   Net cash used in investing activities          (5,737)        (3,113)
                                                               ---------      ---------
Cash flows from financing activities:
     Proceeds from debt and capital lease obligations              2,724          4,122
     Payments of debt and capital lease obligations               (4,250)        (4,339)
     Proceeds from revolving credit agreement                      7,564        104,864
     Payments on revolving credit agreement                       (7,564)       (96,323)
     Sale of common stock for cash                                   708            433
     Change in bank overdrafts                                      --             (192)
     Other                                                          --              204
                                                               ---------      ---------
                    Net cash (used in) provided by
                         financing activities                       (818)         8,769
                                                               ---------      ---------
Effect of exchange rate changes on cash                              (29)           159
                                                               ---------      ---------

Change in cash and cash equivalents                                  271           --

Cash and cash equivalents, beginning of period                     8,535              2
                                                               ---------      ---------

Cash and cash equivalents, end of period                       $   8,806      $       2
                                                               =========      =========


See accompanying notes to unaudited consolidated financial statements.

                                ZYTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation of Interim Consolidated Financial Statements:
         The consolidated financial statements as of June 29, 1997 and for the period ended June 29, 1997 and June 30, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results for the indicated periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.       Selected Balance Sheet Data:


                                                                 (In thousands)
                                                            June 29,    December 31,
                                                              1997          1996
                                                            --------      --------
Inventories
     Work in process and finished goods                     $  7,133      $  6,123
     Parts and subassemblies                                  17,598        14,653
                                                            --------      --------
                                                            $ 24,731      $ 20,776
                                                            ========      ========
Property, plant and equipment:
     Land and land improvements                             $     76      $     76
     Building and building improvements                        1,821         1,829
     Equipment, furniture and leasehold improvements          27,597        23,488
     Equipment, furniture and leasehold improvements
          under capital leases                                11,374        11,525
                                                            --------      --------
                                                              40,868        36,918
     Less accumulated depreciation                           (16,645)      (15,293)
     Less accumulated amortization                            (3,224)       (2,603)
                                                            --------      --------
                                                              20,999        19,022
     Construction in progress and deposits on equipment        2,325           963
                                                            --------      --------
                                                            $ 23,324      $ 19,985
                                                            ========      ========


                                ZYTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       Supplemental Cash Flow Data:
         The following provides supplemental disclosures of cash flow activities for the six months ended June 29, 1997 and June 30, 1996, respectively:


                                                                                (In thousands)
                                                                              Increase (Decrease)
                                                                              -------------------
                                                                         In Cash and Cash Equivalents
                                                                         ----------------------------
                                                                          June 29,          June 30,
                                                                           1997               1996
                                                                       -----------       ----------
     Changes in operating assets and liabilities:
          Accounts receivable                                          $  (10,410)      $  (3,158)
          Inventories                                                      (4,494)      $  (6,153)
          Other current assets                                             (1,310)            (17)
          Accounts payable                                                  7,351          (2,999)
          Accrued expenses                                                  5,282             957
                                                                       -----------       ----------
                                                                       $   (3,581)      $ (11,370)
                                                                       ===========      ===========
     Significant noncash investing and financing transactions:
          Property, equipment, furniture and leasehold improve-
               ments acquired through capital lease obligations        $      683       $   4,911
          Equipment, furniture and leasehold improvements
               acquired through issuance of debt                                            1,425



4.       Net Income Per Common Share:
         Net income per common share is based on the weighted average number of common and common equivalent shares, assuming the exercise of stock options, when dilutive.

         In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its fourth quarter of 1997, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per common share currently presented by the Company is comparable to the diluted EPS required under SFAS No. 128. Basic EPS for the Company would be calculated based on only common shares outstanding without considering the dilutive effects of common stock equivalents.

5.       Income Taxes:
         The effective tax rate of 38.0 percent for the second quarter of 1997 differs from the federal statutory tax rate primarily due to state taxes. The 1996 second quarter effective tax (benefit) rate of (50.6) percent differs from the statutory rate primarily due to recognition of the benefit of the Austrian subsidiary's net operating loss (NOL) carryforwards and recognition of retroactive tax expense for the first quarter, as discussed further below, and due to state taxes. On a pro forma basis, the effective tax rate for second quarter 1996 without recognition of the NOL benefit and first quarter expense would have been 38.2 percent.

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

6.       Derivative Accounting Policy:
         The Company utilizes financial instruments (foreign currency option and forward contracts) from time to time to limit the financial risk of foreign currency exchange rates primarily related to certain receivables. All hedging instruments are designated as, and effective as, hedges and are fully correlated as required by generally accepted accounting principles. The Company does not use hedging instruments of a speculative nature. Realized and unrealized gains and losses for qualifying hedge instruments are deferred until offsetting gains and losses on the underlying transactions are recognized in earnings. These gains and losses are recognized in other income/expense. The cash flows from these contracts are classified in the Consolidated Statements of Cash Flows in the same category as the transaction hedged.

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

RESULTS OF OPERATIONS
The Company's business falls into two business segments: power supply design and manufacture (Power Conversion) and Services and Logistics. In the first half of 1997, Power Conversion represented 90 percent of the Company's sales and Services and Logistics represented 10 percent. The Power Conversion segment is further segmented geographically between the US and Europe. In the first half of 1997, US Power operations represented 74 percent of power sales, while European operations represented 26 percent. This split is similar to that in 1996.

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations for the three month and six month periods ended June 29, 1997 and June 30, 1996, expressed as a percentage of net sales:


                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  JUNE 29,       JUNE 30,         JUNE 29,       JUNE 30,
                                                    1997           1996             1997           1996
                                                    ----           ----             ----           ----
       Net sales                                   100.0%         100.0%           100.0%         100.0%
       Cost of goods sold                          (80.7)         (85.4)           (81.6)         (86.2)
                                                   -----          -----            -----          -----
                Gross profit                        19.3           14.6             18.4           13.8
       Other revenue                                 0.7            0.7              0.8            0.6
       Selling, general and administrative          (4.8)          (4.4)            (4.9)          (4.2)
       Research and development                     (3.8)          (4.1)            (4.1)          (4.0)
                                                   -----          -----            -----          -----
                Operating income                    11.4            6.8             10.2            6.2
       Other income (expense):
            Interest expense                        (0.5)          (0.9)            (0.6)          (0.8)
            Other, net                              (0.2)          (0.5)            (0.4)          (0.3)
                                                   -----          -----            -----          -----
                Income before income taxes          10.7            5.4              9.2            5.1
       Income tax (expense) benefit                 (4.1)           2.7             (3.5)           0.6
                                                   -----          -----            -----          -----
                Net income                           6.6 %          8.1 %            5.7 %          5.7 %
                                                   =====          =====            =====          =====


NET SALES
Net sales in the second quarter of 1997 were $71,334,000, a record for the Company, and an increase of 17.5 percent from net sales of $60,709,000 in the second quarter of 1996. In the first half, sales increased 5.9 percent to $128,932,000 from $121,796,000 in 1996. The Company expects that second quarter sales will be the largest quarterly sales of the year. The Company believes there is no seasonal pattern to its sales, and that rates of growth are a function of demand in the industry and patterns controlled by startup of new products. The increase in sales in the second quarter of 1997 as compared to the second quarter of 1996 by segment was an increase of 14 percent for US Power, an increase of 22 percent for Europe Power, and an increase of 31 percent for Services and Logistics. Compared to the first half of 1996, US Power sales increased 2 percent, Europe Power sales increased 14 percent and the

Services and Logistics business grew 21 percent. The difference in growth rates between US and Europe sales does not indicate a trend: during the second quarter, US Power sales were affected by the phasing out of one customer's major program due to normal life cycle, while Europe Power sales were increased by rapid startup of another customer's program.

GROSS MARGIN
Gross margin was 19.3 percent for the second quarter of 1997, the highest gross margin rate yet attained by the Company, and an improvement of 4.7 percentage points from 14.6 percent in the second quarter of 1996. In the first half of 1997, gross margin was 18.4 percent, up 4.6 percentage points from 13.8 percent in the first half of 1996. Gross margin benefited from a favorable mix of products, favorable fixed costs utilization due to high volume, and a favorable foreign exchange environment.

With respect to mix of products, the Company's sales into the internetworking hardware market over the last several years have grown rapidly. Internetworking margins generally are higher than historical margins. From quarter to quarter, mix can cause margin to vary due to customer schedule and to the startup cycle of new products. The Company expects to retain the margin improvements that have resulted from its business focus. Short run mix effects also added to the strength of second quarter 1997 margin, and these short run effects may not be positive in subsequent quarters.

With respect to utilization of fixed costs, the Company's facility in Colorado is fully operational and is producing about 40 percent of the US Power group's product. Thus, this plant is more efficient than it was in the second quarter of 1996, when it was still in startup and produced 8.5 percent of the US product. The effect of better utilization of Colorado fixed costs added about 0.4 percentage points to gross margin in the second quarter of 1997 compared with the second quarter of 1996.

The strength of the dollar helped improve second quarter 1997 gross margin approximately 1.8 percentage points over that of second quarter 1996. This is a result of the fact that much of the Company's European product is sold in dollars, while most European costs are incurred in Austrian schillings. During the second quarter, the dollar was strengthening against the schilling, which improved gross margin.

OTHER REVENUE
Other revenue, which consists of customer payments to fund development of custom power supplies, was $537,000 in the second quarter of 1997, a 33 percent increase from $403,000 in the second quarter of 1996. In the first half, funding increased to $1,145,000 in 1997 from $756,000 in 1996. Other revenue represented 20 percent and 16 percent of research and development expense in the second quarters of 1997 and 1996, respectively. The 1997 revenues are higher than average and are the result of the 24 product wins in the first half of 1997, compared with 20 wins for all of 1996.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative (SG&A) expenses of $3,454,000, or 4.8 percent of sales, in the second quarter of 1997 compared with $2,682,000, or 4.4 percent of sales, in the second quarter of 1996. In the first half, SG&A expenses were $6,348,000, or 4.9 percent of sales, compared with $5,142,000, or
4.2 percent in 1996. The increased rate is a result of development of separate administrative facilities in the Services and Logistics operation, which was not fully accomplished during the first half of 1996, and by increased spending in US Power related to growth. In Europe Power Conversion, the trend of reduction in SG&A as a percent of sales continued.

RESEARCH AND DEVELOPMENT
Research and development (R&D) expenses were $2,708,000 in the second quarter of 1997, an increase of 8.5 percent from $2,495,000 in the second quarter of 1996. In the first half, R&D expenses were $5,338,000 for 1997, an increase of 9.3 percent from $4,885,000 in 1996. This spending increase is due to an overall increase in the number of new programs; however, the increase does not reflect the level of spending that will be necessary to support the large number of program wins in the first half of 1997. A new engineering department is being added in Broomfield, Colorado, and additional engineers have been added to the Vienna, Austria engineering facility. As a result, the Company expects research and development spending in the last half of 1997 to be as much as 30 percent greater than the first half of 1997.

INTEREST EXPENSE
Interest expense of $385,000 in the second quarter of 1997 was 33 percent less than interest expense of $571,000 in the second quarter of 1996. In 1996, the Company was borrowing against its United States bank credit line. In the fourth quarter, this credit was substantially replaced with a smaller convertible subordinated debenture, and several equipment leases matured, reducing interest expense.

OTHER EXPENSE
Other expense was $147,000 in the second quarter of 1997, compared with $281,000 in the second quarter of 1996. While other expense contains a number of non-operating items, the largest component is the financial effects of foreign exchange conversion and translation. In the second quarter of 1997, the dollar continued to strengthen against European currencies, which gave rise to improved gross margin in Europe, as discussed above. The gain in gross margin was partly offset by translation effects, which are recorded in Other Expense. At the end of the quarter, the Company had no open foreign currency options or forward contracts because of the strength of the dollar. In mid July, the Company began to hedge certain foreign currency exposurers using forward contracts.

INCOME TAXES
The Company's consolidated effective tax expense/(benefit) rate was 38.0 percent in the second quarter of 1997 and (50.6) percent in the second quarter of 1996. On a pro forma basis, the effective tax rate for second quarter 1996 would have been 38.2 percent without recognition of the benefit of the Austrian subsidiary's net operating loss (NOL) carryforwards and retroactive recognition of tax expense for the first quarter. In May 1996, the Austrian government changed the treatment of NOL carryforwards by (a) suspending the use of NOLs during the years 1996 and 1997 retroactively to January 1, 1996 and (b) removing the time limitations on the use of the NOLs. In light of this new statute, and based on its assessment of the financial results of its Austrian operations, the Company recognized the deferred income tax benefit related to the Austrian NOL carryforwards in the second quarter of 1996. The effect of this was to generate an income tax benefit for the second quarter of 1996 which added 22 cents to EPS. Because the tax benefit of the Austrian NOL carryforwards has been recognized, the Company expects that its future consolidated effective tax rate will stabilize at approximately 38 to 39 percent, based on Austria's 34 percent statutory tax rate and US's 40 percent effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
In the first half of 1997, the Company's operating activities provided cash of $6,855,000. Net income and depreciation and amortization provided cash of $10,063,000 and changes in operating assets and liabilities used cash of $3,581,000. Cash and cash equivalents were $8,806,000 at June 29, 1997 and $8,535,000 at December 31, 1996. Working capital was $34,396,000 at June 29, 1997 and $30,944,000 at December 31, 1996, a growth of 11.2 percent. This is in line with management's expectations.

Accounts receivable increased $10,410,000 during the first half of 1997, resulting in average days sales outstanding (DSO) of 45.5 in the second quarter of 1997, which was normal for the Company.

Inventory turnover averaged 9.3 times annualized in the second quarter of 1997,
8.5 times in the first half of 1997 and 7.5 times in all of 1996. Inventory has generally been improving slightly as processes normalize for the Colorado facility. In addition, the strong sales increases from first to second quarter favored higher inventory turnover. During the balance of 1997, the Company expects inventory turnover to decrease slightly as a result of its successful implementation of a limited finished goods inventory strategy with certain customers; however, the Company expects that its inventory turnover will continue to be significantly higher than industry norms.

Investing activities required cash of $5,737,000 in the first half of 1997. Capital expenditures to renovate the Kindberg, Austria factory, purchase automated insertion and test equipment, and provide material handling and storage equipment for the Company's California operation were $6,420,000, including $683,000 acquired through capital lease obligations. The Company expects to purchase capital equipment at higher than historical levels during 1997 as it adds surface mount capacity in the US and Europe. Cash of $818,000 was used by financing activities in the first half, primarily to pay lease and note payable obligations. This was offset by $708,000 provided by the sale of common stock which was the result of normal option exercise activity, as well the sale of shares under the employee stock purchase plan (ESPP).

The Company has two bank lines of credit which are described in Note 4 of the Consolidated Financial Statements for the year ended December 31, 1996. The US facility provides up to $23,000,000 in borrowings through May 2000. This facility is unsecured and requires the Company to maintain certain leverage, interest coverage, current and funded debt ratios. At June 29, 1997, there were no borrowings under this facility and the Company was meeting its covenants. The Company's other line of credit is guaranteed by the Austrian National Bank and is used to finance Austrian export sales. At June 29, 1997, borrowings under this line were $3,693,000. In the fourth quarter of 1996, the Company completed a convertible subordinated debenture financing of $12,000,000. The debentures, which bear interest at 7.5 percent and mature in the year 2001, are convertible into common stock at $13.68 per share.

                          PART II -- OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on April 28, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year:

              Nominee                    In Favor                    Withheld
              -------                    --------                    --------
      Ronald D. Schmidt                  8,832,581                    31,819
      John M. Steel                      8,832,381                    32,019
      Josef J. Matz                      8,831,681                    32,719
      Sherman Winthrop                   8,831,381                    33,019
      Lawrence J. Matthews               8,832,131                    32,269
      Gary C. Flack                      8,824,222                    40,177
      Dr. Fred C. Lee                    8,832,351                    32,049
      Ervin F. Kamm, Jr.                 8,824,331                    40,069
      James S. Womack                    8,832,651                    31,749
      Thomas J. Kent                     8,825,881                    38,519

Ratification of the selection of Coopers & Lybrand L.L.P. as independent accounts to audit the consolidated financial statements of Zytec Corporation for the year ending December 31, 1997. The votes of the stockholders on this proposal were as follows:

      In Favor          Opposed               Abstained          Broker Non-Vote
      --------          -------               ---------          ---------------
      8,826,017          11,091                27,292                  -0-

No other matters were submitted to a vote of the Stockholders during the quarter ended June 29, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit
                  Number   Description
                  ------   -----------

                  10.1 Fourth Amendment to Credit Agreement between Zytec Corporation, the Lenders named therein, and Harris Trust and Savings Bank, Individually and as Agent dated July 23, 1997. (Original agreement dated May 30, 1996.)

                  10.2 Third Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated May 23, 1997. (Original Agreement dated January 16, 1996.)

                  10.3 Fourth Addendum to Lease Agreement between Zytec Corporation and Superior Investments I, Inc. dated June 27, 1997. (Original Agreement dated January 16, 1996.)

                  11.1     Computation of Net Income Per Share

                  27.1     Financial Data Schedule


         (b)      Reports on Form 8-K:

                  The Company did not file any current reports on Form 8-K during the quarter ended June 29, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  ZYTEC CORPORATION
  (Registrant)


Date: August 11, 1997      By /s/ John B. Rogers
                                  ----------------------------------
                                  John B. Rogers
                                  Vice President Finance & Treasurer
                                  (Principal financial and
                                   principal accounting officer)