Form 10-Q
period 1997-09-28
ZYTEC CORP /MN/
filed 1997-11-07
CIK 912092

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period September 28, 1997

         [] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of October 31, 1997 there were outstanding 9,642,528 shares of the registrant's common stock, no par value.

                                ZYTEC CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

              ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

                       Balance Sheets as of September 28, 1997 and
                       December 31, 1996                                     3

                       Statements of Operations for the three
                       months and nine months ended September 28,
                       1997 and September 29, 1996                           4

                       Statements of Cash Flows for the nine months
                       ended September 28, 1997 and September 29, 1996       5

                       Notes to Consolidated Financial Statements           6-8

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF              9-12
                       RESULTS OF OPERATIONS AND FINANCIAL
                       CONDITION


PART II.     OTHER INFORMATION

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      13


SIGNATURES                                                                   14

                         PART I -- FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                ZYTEC CORPORATION
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 AS OF SEPTEMBER 28, 1997 AND DECEMBER 31, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         September 28,     December 31,
                                                             1997             1996
                                                          ----------       ----------
ASSETS
Current assets:
     Cash and cash equivalents                            $    7,695       $    8,535
     Accounts receivable                                      37,178           26,213
     Inventories                                              25,101           20,776
     Other current assets                                      4,601            3,182
                                                          ----------       ----------
          Total current assets                                74,575           58,706

Property, plant and equipment, net                            25,087           19,985
Deferred income taxes                                          2,727            3,067
Other assets                                                   1,488            1,719
                                                          ----------       ----------
     Total assets                                         $  103,877       $   83,477
                                                          ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Debt and capital lease obligations,
          current portion                                 $    9,392       $    8,997
     Accounts payable                                         15,959           11,486
     Accrued expenses                                         11,491            7,279
                                                          ----------       ----------
          Total current liabilities                           36,842           27,762

Debt and capital lease obligations,
           less current portion                               20,099           20,861
Other liabilities                                              2,051            1,867
                                                          ----------       ----------
          Total liabilities                                   58,992           50,490
                                                          ----------       ----------

Commitments

Stockholders' equity:
     Common stock, no par value:
          25,000,000 shares authorized,
          9,603,019 and  9,167,104 shares
          outstanding at September 28, 1997 and
          December 31, 1996, respectively                     15,037           13,271
     Retained earnings                                        31,286           20,166
     Foreign currency translation adjustments                 (1,438)            (450)
                                                          ----------       ----------

          Total stockholders' equity                          44,885           32,987
                                                          ----------       ----------

          Total liabilities and stockholders' equity      $  103,877       $   83,477
                                                          ==========       ==========

See accompanying notes to unaudited consolidated financial statements.

                                ZYTEC CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE THREE MONTHS AND THE NINE MONTHS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    Three Months Ended                 Nine Months Ended
                                              -----------------------------     -----------------------------
                                                Sept. 28,        Sept. 29,        Sept. 28,        Sept. 29,
                                                  1997             1996             1997             1996
                                              ------------     ------------     ------------     ------------
Net sales                                     $     61,918     $     53,693     $    190,850     $    175,489
Cost of goods sold                                  50,774           46,098          156,002          151,076
                                              ------------     ------------     ------------     ------------
     Gross profit                                   11,144            7,595           34,848           24,413
                                              ------------     ------------     ------------     ------------

Other revenue                                          535              319            1,680            1,075
                                              ------------     ------------     ------------     ------------

Operating expenses:
     Selling, general and administrative             3,095            2,556            9,443            7,698
     Research and development                        2,665            2,145            8,003            7,030
                                              ------------     ------------     ------------     ------------
          Total operating expenses                   5,760            4,701           17,446           14,728
                                              ------------     ------------     ------------     ------------

          Operating income                           5,919            3,213           19,082           10,760

Other income (expense):
     Interest expense                                 (407)            (504)          (1,175)          (1,456)
     Other, net                                        449              201             (104)            (209)
                                              ------------     ------------     ------------     ------------

          Income before income tax expense           5,961            2,910           17,803            9,095

Income tax expense                                   2,153            1,136            6,683              324
                                              ------------     ------------     ------------     ------------

Net income                                    $      3,808     $      1,774     $     11,120     $      8,771
                                              ============     ============     ============     ============

Net  income per share:
     Primary                                  $       0.33     $       0.18     $       1.00     $       0.87
                                              ============     ============     ============     ============
     Fully diluted                            $       0.32     $       0.18     $       0.95     $       0.87
                                              ============     ============     ============     ============
Common and common equivalent shares
outstanding:
     Primary                                    12,129,975       10,073,468       11,489,670       10,025,901
                                              ============     ============     ============     ============
     Fully diluted                              12,434,652       10,109,944       12,171,299       10,076,975
                                              ============     ============     ============     ============

See accompanying notes to unaudited consolidated financial statements.

                                ZYTEC CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                 (IN THOUSANDS)

                                                                          September 28,  September 29,
                                                                              1997           1996
                                                                           ----------     ----------
Cash flows from operating activities:
     Net income                                                            $   11,120     $    8,771
     Adjustments to reconcile net income to
          net cash from operating activities:
               Depreciation and amortization                                    4,298          2,937
               Changes in operating assets and liabilities                     (9,158)        (8,667)
               Deferred income taxes                                               45         (3,312)
               Other                                                              272            113
                                                                           ----------     ----------
                    Net cash provided by (used in) operating activities         6,577           (158)
                                                                           ----------     ----------

Cash flows from investing activities:
     Additions to property, plant and equipment                                (7,655)        (2,606)
     Cash paid for  Zytec Hungary Elektronikai Kft.                              --             (834)
     Increase in other assets                                                    --             (163)
                                                                           ----------     ----------
                   Net cash used in investing activities                       (7,655)        (3,603)
                                                                           ----------     ----------

Cash flows from financing activities:
     Proceeds from debt and capital lease obligations                           4,890          6,775
     Payments of debt and capital lease obligations                            (6,347)        (7,241)
     Proceeds from revolving credit agreement                                  11,089        128,887
     Payments on revolving credit agreement                                   (11,089)      (124,794)
     Sale of common stock for cash                                              1,763            525
     Change in bank overdrafts                                                   --             (717)
     Other                                                                       --              204
                                                                           ----------     ----------
                    Net cash provided by financing activities                     306          3,639
                                                                           ----------     ----------

Effect of exchange rate changes on cash                                           (68)           122
                                                                           ----------     ----------

Change in cash and cash equivalents                                              (840)          --

Cash and cash equivalents, beginning of period                                  8,535              2
                                                                           ----------     ----------

Cash and cash equivalents, end of period                                   $    7,695     $        2
                                                                           ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

                                ZYTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation of Interim Consolidated Financial Statements:

     The consolidated financial statements as of September 28, 1997 and for the periods ended September 28, 1997 and September 29, 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results for the indicated periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.   Selected Balance Sheet Data:

                                                                    (In thousands)
                                                              September 28,   December 31,
                                                                  1997           1996
                                                               ----------     ----------
     Inventories:
         Work in process and finished goods                    $    8,415     $    6,123
         Parts and subassemblies                                   16,686         14,653
                                                               ----------     ----------
                                                               $   25,101     $   20,776
                                                               ==========     ==========
     Property, plant and equipment:
        Land and land improvements                            $       76     $       76
        Building and building improvements                         1,821          1,829
        Equipment, furniture and leasehold improvements           30,285         23,488
        Equipment, furniture and leasehold improvements
             under capital leases                                 12,005         11,525
                                                              ----------     ----------
                                                                  44,187         36,918
        Less accumulated depreciation                            (17,497)       (15,293)
        Less accumulated amortization                             (3,793)        (2,603)
                                                              ----------     ----------
                                                                  22,897         19,022
        Construction in progress and deposits on equipment         2,190            963
                                                              ----------     ----------
                                                              $   25,087     $   19,985
                                                              ==========     ==========

                                ZYTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   Supplemental Cash Flow Data:

     The following provides supplemental disclosures of cash flow activities for the nine months ended September 28, 1997 and September 29, 1996, respectively:

                                                                        (In thousands)
                                                                      Increase (Decrease)
                                                                 In Cash and Cash Equivalents
                                                                 ----------------------------

                                                                 September 28,   September 29,
                                                                      1997           1996
                                                                   ----------     ----------
     Changes in operating assets and liabilities:
          Accounts receivable                                      $  (11,911)    $   (3,178)
          Inventories                                                  (4,921)           (86)
          Other current assets                                         (1,690)          (149)
          Accounts payable                                              4,837         (6,358)
          Accrued expenses                                              4,527          1,104
                                                                   ----------     ----------
                                                                   $   (9,158)    $   (8,667)
                                                                   ==========     ==========

     Significant noncash investing and financing transactions:
          Property, equipment, furniture and leasehold improve-
               ments acquired through capital lease obligations    $    1,306     $    5,342
          Equipment, furniture and leasehold improvements
               acquired through issuance of debt                          739          1,425

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

5.   Income Taxes:

     The effective tax rates for the third quarters of 1997 and 1996 and for year-to-date 1997 differ from the federal statutory tax rate primarily due to state taxes. The 1996 year-to-date effective tax rate differs from the statutory rate primarily due to the recognition of the deferred income tax benefit of the Austrian NOL carryforwards in the second quarter of 1996 and due to state taxes.

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

7.   Proposed Merger With Computer Products, Inc.:

     On September 2, 1997, Zytec Corporation entered into an Agreement and Plan of Merger with Computer Products, Inc. (CPI). Under this Agreement, each share of common stock of Zytec wil be convereted into 1.33 shares of common stock of CPI. The agreement is subject to the approval of the shareholders of both Zytec and CPI and the receipt of various governmental approvals. The transaction will be accounted for as a pooling-of-interest and is intended to qualify as a tax-free reorganization. The transaction is anticipated to close in the fourth quarter of 1997.

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

PROPOSED MERGER WITH COMPUTER PRODUCTS, INC.

On September 2, 1997, Zytec Corporation entered into an Agreement and Plan of Merger with Computer Products, Inc. (CPI). Under this Agreement, each share of common stock of Zytec wil be convereted into 1.33 shares of common stock of CPI. The agreement is subject to the approval of the shareholders of both Zytec and CPI and the receipt of various governmental approvals. The transaction will be accounted for as a pooling-of-interest and is intended to qualify as a tax-free reorganization. The transaction is anticipated to close in the fourth quarter of 1997.

RESULTS OF OPERATIONS

The Company's business falls into two business segments: power supply design and manufacture (Power Conversion) and Services and Logistics. In the first nine months of 1997, Power Conversion represented 90 percent of the Company's sales and Services and Logistics represented 10 percent. The Power Conversion segment is further segmented geographically between the US and Europe. In the first nine months of 1997, US Power operations represented 73 percent of power sales, while European operations represented 27 percent. This split is similar to that in 1996.

The following table sets forth certain information derived from the Company's Consolidated Statements of Operations for the three month and nine month periods ended September 28, 1997 and September 29, 1996, expressed as a percentage of net sales:

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                            ------------------    -----------------
                                           SEPT. 28,  SEPT. 29,  SEPT. 28,  SEPT. 29,
                                             1997       1996       1997       1996
                                            -----      -----      -----      -----
     Net sales                              100.0%     100.0%     100.0%     100.0%
     Cost of goods sold                     (82.0)     (85.9)     (81.7)     (86.1)
                                            -----      -----      -----      -----
              Gross profit                   18.0       14.1       18.3       13.9
     Other revenue                            0.9        0.6        0.8        0.6
     Selling, general and administrative     (5.0)      (4.7)      (4.9)      (4.4)
     Research and development                (4.3)      (4.0)      (4.2)      (4.0)
                                            -----      -----      -----      -----
              Operating income                9.6        6.0       10.0        6.1
     Other income (expense):
          Interest expense                   (0.7)      (0.9)      (0.6)      (0.8)
          Other, net                          0.7        0.3       (0.1)      (0.1)
                                            -----      -----      -----      -----
              Income before income taxes      9.6        5.4        9.3        5.2
     Income tax expense                      (3.5)      (2.1)      (3.5)      (0.2)
                                            -----      -----      -----      -----
              Net income                      6.1 %      3.3 %      5.8 %      5.0 %
                                            =====      =====      =====      =====

NET SALES

Net sales in the third quarter of 1997 were $61,918,000, the second highest in the Company's history, and an increase of 15.3 percent from net sales of $53,693,000 in the third quarter of 1996. In the first nine months of 1997, sales increased 8.8 percent to $190,850,000 from $175,489,000 in 1996. As expected by the Company, sales in the third quarter of 1997 were lower than the $71,334,000 experienced in the second quarter of 1997, primarily due to decreases at two customers. Demand from one customer for a high volume product was unusually strong in the second quarter (the customer's final fiscal quarter of the year) and lower than normal in the third quarter, and demand for certain products at another customer was reduced because the customer's related products are nearing the end of their life cycle. The Company continues to expect that second quarter 1997 sales will be the largest quarterly sales of the year.

The increase in sales in the third quarter of 1997 as compared to the third quarter of 1996 by segment was an increase of 12 percent for US Power, an increase of 23 percent for Europe Power, and an increase of 18 percent for Services and Logistics. Compared to the first nine months of 1996, US Power sales in the first nine months increased 5 percent, Europe Power sales increased 17 percent and the Services and Logistics business grew 20 percent. The difference in growth rates between US and Europe sales does not indicate a trend: in comparing the second and third quarters of 1996 with those of 1997, US Power sales are being affected by the phasing out of one customer's major program due to normal life cycle, while Europe Power sales have increased by the rapid startup of another customer's program.

GROSS MARGIN

Gross margin was 18.0 percent in the third quarter of 1997, up 3.9 percentage points from 14.1 percent in the third quarter of 1996. In the first nine months of 1997, gross margin was 18.3 percent, up 4.4 percentage points from 13.9 percent in the first nine months of 1996. Gross margin benefited from a favorable change in product mix and a favorable foreign exchange environment.

With respect to mix of products, the Company's sales into the internetworking hardware market over the last several years have grown rapidly. Internetworking margins generally are higher than historical margins. From quarter to quarter, mix can cause margin to vary due to customer schedule and to the startup cycle of new products. The Company expects to retain the margin improvements that have resulted from its business focus. Short run mix effects also added to the strength of third quarter 1997 margin, and these short run effects may not continue to be positive in subsequent quarters.

The strength of the US dollar helped improve third quarter 1997 gross margin by approximately 2.9 percentage points over that of third quarter 1996. This is because much of the Company's European product is sold in dollars, while most European costs are incurred in Austrian schillings. From third quarter 1996 to third quarter 1997, the dollar has strengthened against the schilling, which improved gross margin.

OTHER REVENUE

Other revenue, which consists of customer payments to fund development of custom power supplies, was $535,000 in the third quarter of 1997, a 68 percent increase from $319,000 in the third quarter of 1996. In the first nine months, funding increased to $1,680,000 in 1997 from $1,075,000 in 1996. Other revenue represented 20 percent and 15 percent of research and development expense in the third quarters of 1997 and 1996, respectively. The 1997 revenues are higher than average and are primarily the result of the 30 product wins in the first nine months of 1997, compared with 20 wins for all of 1996.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses of $3,095,000, or 5.0 percent of sales, in the third quarter of 1997 compared with $2,556,000, or 4.7 percent of sales, in the third quarter of 1996. In the first nine months of 1997, SG&A expenses were $9,443,000, or 4.9 percent of sales, compared with $7,698,000, or 4.4 percent in 1996. The increased rate is a result of development of separate administrative facilities in the Services and Logistics operation, which was not fully accomplished during the first half of 1996, and by increased spending in US Power related to growth. In Europe Power Conversion, the trend of reduction in SG&A expenses as a percent of sales continued.

RESEARCH AND DEVELOPMENT

Research and development (R&D) expenses were $2,665,000 in the third quarter of 1997, an increase of 24.2 percent from $2,145,000 in the third quarter of 1996. In the first nine months, R&D expenses were $8,003,000 for 1997, an increase of
13.8 percent from $7,030,000 in 1996. This spending increase is due to an overall increase in the number of new programs; however, the increase does not reflect the level of spending that will be necessary to support the large number of program wins in the first nine months of 1997. A new engineering department is being added in Broomfield, Colorado, and additional engineers have been added to the Vienna, Austria engineering facility. As a result, the Company expects research and development spending level in the last quarter of 1997 to be as much as 30 percent greater than that during the first three quarters of 1997.

INTEREST EXPENSE

Interest expense of $407,000 in the third quarter of 1997 was 19 percent less than interest expense of $504,000 in the third quarter of 1996. The decrease results primarily from lower net borrowing levels in third quarter 1997.

OTHER INCOME (EXPENSE)

Other income (expense) was $449,000 in the third quarter of 1997 compared to $201,000 in the third quarter of 1996. The 1997 amount was composed primarily of refunds of customs fees paid in prior periods and cancellation charges to customers.

INCOME TAXES

The Company's consolidated effective tax rate for the third quarter of 1997 was
36.1 percent, a decrease of 2.9 percentage points from the third quarter of 1996 effective tax rate of 39.0 percent. The decrease results from growth in the relative significance of operations in Austria and Hungary, which experience lower tax rates than US operations.

The consolidated effective tax rate for the first nine months of 1997 was 37.5%. On a proforma basis, the effective tax rate for the first nine months of 1996 would have been 38.5% without recognition of the benefit of the Austrian subsidiary's net operating loss (NOL) carryforwards. In May 1996, the Austrian government changed the treatment of NOL carryforwards by (a) suspending the use of NOLs during the years 1996 and 1997 retroactively to January 1, 1996 and (b) removing the time limitations on the use of the NOLs. In light of this new statute, and based on its assessment of the financial results of its Austrian operations, the Company recognized the deferred income tax benefit related to the Austrian NOL carryforwards in the second quarter of 1996. Because the tax benefit of the Austrian NOL carryforwards has been recognized, the Company expects that its future consolidated effective tax rate will stabilize at approximately 37 to 40 percent, based on Austria's 34 percent statutory tax rate and US's 40 percent effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 1997, the Company's operating activities provided cash of $6,577,000. Net income, depreciation and amortization, and other non-cash charges provided cash of $15,735,000, and changes in operating assets and liabilities used cash of $9,158,000. Cash and cash equivalents were $7,695,000 at September 28, 1997 and $8,535,000 at December 31, 1996. Working
capital was $37,733,000 at September 28, 1997 and $30,944,000 at December 31, 1996, a growth of 21.9 percent. This is consistent with management's expectations.

Accounts receivable increased $11,911,000 during the first three quarters of 1997, resulting in average days sales outstanding (DSO) of 54.8 in the third quarter of 1997 compared with 45.5 in the second quarter of 1997. The increased DSO in the third quarter resulted primarily from temporary delays in payment from two large customers which were satisfactorily resolved in early October.

Inventory turnover averaged 8.1 times annualized in the third quarter of 1997,
8.3 times in the first nine months of 1997 and 7.5 times in all of 1996. As expected, inventory turnover has decreased slightly from recent quarters due to implementation of a limited finished goods inventory strategy with certain customers. The Company expects that its inventory turnover will continue to be significantly higher than industry norms.

Investing activities required cash of $7,655,000 in the first nine months of 1997. Capital expenditures, including renovation of the Kindberg, Austria factory, purchase of automated insertion and test equipment, and purchase of material handling and storage equipment for the Company's California operation, were $9,700,000, including $1,306,000 acquired through capital lease obligations and $739,000 through debt financing. The Company expects to purchase capital equipment at higher than historical levels during 1997 as it adds surface mount capacity in the US and Europe. Cash of $306,000 was provided by financing activities in the first nine months of 1997. This was comprised of $1,763,000 from the sale of common stock through normal option exercise activity and sale of shares under the employee stock purchase plan, offset by $1,457,000 net reduction of lease and note payable obligations.

The Company has two bank lines of credit which are described in Note 4 of the Consolidated Financial Statements for the year ended December 31, 1996. The US facility provides up to $23,000,000 in borrowings through May 2000. This facility is unsecured and requires the Company to maintain certain leverage, interest coverage, current and funded debt ratios. At September 28, 1997, there were no borrowings under this facility and the Company was meeting its covenants. The Company's other line of credit is guaranteed by the Austrian National Bank and is used to finance Austrian export sales. At September 28, 1997, borrowings under this line were $3,643,000. In the fourth quarter of 1996, the Company completed a convertible subordinated debenture financing of $12,000,000. The debentures, which bear interest at 7.5 percent and mature in the year 2001, are convertible into common stock at $13.68 per share.

                          PART II -- OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit
                  Number   Description
                  ------   -----------

                  10.1 First Amendment and Consent to Note and Warrant Purchase Agreement between Zytec Corporation and BMO Nesbitt Burns Capital (U.S.), Inc. dated July 31, 1997. (Original agreement dated December 23, 1996).

                  11.1     Computation of Net Income Per Share

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K:

                  The Company filed a Form 8-K with the Securities and Exchange Commission on September 11, 1997 reporting that the Company entered into an Agreement and Plan of Merger with Computer Products, Inc. on September 2, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ZYTEC CORPORATION
                                         (Registrant)


Date: November 7, 1997                   By  /s/ John B. Rogers
                                         ----------------------------------
                                         John B. Rogers
                                         Vice President Finance & Treasurer
                                         (Principal financial and principal
                                          accounting officer)